Form 10-K
period 1993-12-31
BROWN ALEX INC
filed 1994-03-29
CIK 787977

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                         COMMISSION FILE NO. 0-14199

                           ALEX. BROWN INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   Maryland                                                52-1434118
  (State of                                         (I.R.S. Employer I.D. No.)
incorporation)

                135 EAST BALTIMORE STREET, BALTIMORE, MD 21202
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               (410) 727-1700
                   (TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                   COMMON STOCK (PAR VALUE, $.10 PER SHARE)
                               (TITLE OF CLASS)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES --X--    NO -----.

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. -----.

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, INCLUDING SHARES HELD IN STREET NAME BY ALEX. BROWN & SONS INCORPORATED, THE REGISTRANT'S PRINCIPAL OPERATING SUBSIDIARY, WAS APPROXIMATELY $324,836,958 BASED UPON THE LAST SALE PRICE AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON MARCH 11, 1994.

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 11, 1994 WAS 15,474,631.

                     DOCUMENTS INCORPORATED BY REFERENCE


    Those portions of the Company's 1993 Annual Report to Stockholders and Proxy Statement which the Company will file pursuant to Regulation 14A on or before March 31, 1994, which contain information required to be included in this Form 10-K, are incorporated by reference.

                                    PART I

Item 1.  Business.

General.

    Alex. Brown Incorporated (together with its subsidiaries, the "Company"), incorporated in 1986, is a holding company which is the successor to the investment banking business founded in 1800 by Alexander Brown. The firm began operating in partnership form in approximately 1805 and continued in that form until 1984 when the firm's investment banking business was transferred to Alex. Brown & Sons Incorporated ("Alex. Brown"), the Company's principal operating subsidiary. The Company's real estate advisory and investment management businesses are operated through various entities. In some instances, non-affiliated third parties or the professionals in such businesses hold equity interests in such entities. In certain of those instances, the equity interests of non-affiliated third parties are equal to or greater than the Company's.
    Through Alex. Brown, the Company provides investment services to individual and institutional investors, and investment banking services to corporate and municipal clients. To support the investment services provided to individual and institutional investors, the Company effects transactions in equity and debt securities as both agent and principal. In addition, the
Company's Research Division supplies investment advice to individual and institutional investors regarding corporate securities in selected industry sectors. The Company provides investment banking services to corporate clients primarily in the industry sectors selected for research coverage. The Company also provides investment banking services to municipal clients, including states, counties, cities, transportation authorities, sewer and water authorities, and housing and health and higher education agencies.
    The Company's operations are conducted from 28 offices in 15 states and the District of Columbia and from representative offices in London, England and Geneva, Switzerland. The Company's principal office is in Baltimore, with other offices in major cities including New York, San Francisco, Los Angeles, Boston, Chicago, Dallas, Atlanta, Philadelphia and Washington, D.C.
    Alex. Brown is a member of the New York Stock Exchange, Inc. ("NYSE"), the American Stock Exchange, Inc., the Chicago Board Options Exchange, Inc., other regional securities exchanges and the National Association of Securities
Dealers, Inc. (the "NASD"). Alex. Brown is also a member of the Securities Investor Protection Corporation ("SIPC"), and with respect to its representative offices in London, the Securities and Futures Authority.

    Investment Services. The Company provides investment services to individual and institutional customers.
    The  Company's  investment  services  to  individual  customers  primarily involve transactions in corporate equity and debt and state and local government securities, including securities followed by the Company's research analysts and underwritten on a managed or co-managed basis by the Company. In addition to executing transactions, the Company provides portfolio strategy, investment advice and research services to individual investors. The Company targets its investment services to individuals of high net worth or high annual income.
    The Company's institutional customers include banks, retirement funds, mutual funds, investment advisers and insurance companies. Services to these customers generally include investment advisory and other services. The majority of the Company's institutional brokerage revenues are generated by the purchase and sale of corporate equity securities, including securities followed by the Company's research analysts and securities underwritten on a managed or co-managed basis by the Company. Institutional investors typically purchase and sell securities in block transactions. Revenues from securities transactions with institutional customers are based on negotiated rates which typically represent a significant discount from the Company's commission schedule.
    Research. The Company's Research Division develops investment recommendations and market information in the consumer, environmental, financial services, health care, media/ communications, technology and transportathe consumer, environmental, financial services, health care, media/ communications, technology and transportation industries. Within these industries, the Company follows approximately 600 companies.
    Research reports are made available generally to customers. Research activities include the review and analysis of general market conditions, industries and specific companies; recommendations of specific actions with regard to industries and specific companies; the furnishing of information to retail and institutional customers; and responses to inquiries from customers and investment representatives. Additionally, the Company hosts periodic seminars in a number of industry areas at which Company representatives and industry authorities make presentations with respect to specific companies, the industry and its trends. These seminars are open to the Company's investment services customers and investment banking clients. The Company believes that its research activities have contributed to attracting and retaining its investment services customers and investment banking clients.

    Securities Commissions. Securities transactions for individual and institutional investors where the Company acts as agent generate securities commission revenues. Commissions are charged on both exchange and over-the-counter agency transactions for individual customers in accordance with a schedule formulated by the Company, which may change from time to time. In certain cases, discounts from the schedule may be granted. The Company's securities commissions result primarily from executing transactions in listed stocks and bonds. The Company also realizes commission revenues when it executes a trade in an over-the-counter security in which it does not make a market. A substantial portion of the commission revenues generated by the Company is attributable to individual and institutional investors who receive who receive
the Company's research services.
    Principal  Transactions.  In  addition  to  executing trades as agent, the
Company regularly acts as a principal in executing trades in equity and convertible securities, municipal bonds, corporate debt, mortgage and asset-backed securities and United States government and government agency securities. When transactions are executed by the Company on a principal basis, the Company, in lieu of commissions, marks up or marks down securities and records the resulting net gains or losses in revenues from principal transactions. Inventories of various securities are carried to facilitate sales to customers and other dealers. Principal transactions are effected for both individual and institutional customers.
    As of December 31, 1993, the Company made markets, buying and selling as a principal, in approximately 375 common stocks and other securities traded on the NASD's Automated Quotations System or otherwise in the over-the-counter market and approximately 300 listed securities. The majority of the equity securities in which the Company makes a market are in the industry areas followed by the Company's research analysts.
    The Company buys and sells as principal a wide range of fixed income securities and variable rate debt obligations, including municipal securities, collateralized mortgage obligations, corporate fixed income securities and U.S. government and agency obligations. Municipal securities include general obligation and revenue bonds and notes issued by states, counties, cities and state and local government agencies and authorities. Corporate fixed income securities include high yield (non-rated and non-investment grade) obligations, convertible debentures and other bonds, notes and preferred stocks. U.S. government and agency obligations include direct U.S. government obligations and government-guaranteed securities and agency obligations.

    Information regarding the Company's long and short trading securities positions as of December 31, 1993 and 1992 is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 4 and 8 of Notes to Consolidated Financial Statements, incorporated herein by reference to pages 32-35, 42 and 44, respectively, of the 1993 Annual Report to Stockholders.
    The level of positions carried in the Company's trading accounts fluctuates significantly. The size of the securities positions on any one date may not be representative of the Company's exposure on any other date because securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demand and trading volume. The Company may have large positions within its inventories from time to time which increase the Company's exposure to specific credit, event, market or liquidity risks. The aggregate value of inventories that the Company may carry is limited by certain requirements of Rule 15c3-1 (the "Net Capital Rule") of the Securities and Exchange Commission ("SEC"). See "Net Capital Requirements."
    The Company's principal transactions expose the Company to risk because securities positions are subject to fluctuations in market value and certain inventory positions are in thinly traded securities. High yield securities can be extremely volatile. Each trading department is subject to internal position limits.
    The Company also participates as a market maker in the NASD's Small Order Small Order
Execution System ("SOES"), an automated trading system through which participating firms can execute customer orders of limited size against market makers in eligible securities through computer terminal entries. Participating market makers are required to honor such transactions; therefore, SOES participation puts an affirmative obligation on the Company to monitor trading activity in SOES securities in which it makes a market and maintain commensurate control of its positions. SOES participation is mandatory for market makers in all NASDAQ National Market System ("NMS") securities, and imposes upon market makers a penalty of 20 business days during which they may not make a market at all in any NMS security in which an unexcused withdrawal has occurred. Withdrawal is excused only in limited circumstances. The NASD is authorized to establish the maximum size of SOES orders at either 200 or 500 shares, depending on the trading characteristics of the particular security. Although the Company does not believe that SOES participation dramatically affects its market making activities, there can be no assurance that SOES participation will not in the future increase the Company's exposure to loss from principal transactions.

    Investment Banking. As an investment banking firm, the Company provides financial advice to, and raises capital for, a broad range of corporate clients primarily in industry areas which have been selected by the Company for research coverage. The Company manages and participates in public offerings and arranges the private placement of equity and debt securities directly with institutional and individual investors.
    The Company is a major underwriter of corporate and municipal securities. The management of an underwriting syndicate is generally more profitable than participation as a syndicate member because the managing underwriter receives a management fee and a greater amount of securities for distribution.
    Certain risks are involved in the underwriting of securities. Underwriting syndicates agree to purchase securities at a discount from the initial public offering price. If the securities must be sold below the syndicate cost, an underwriter is exposed to losses on the securities that it has committed to purchase. In the last several years, investment banking firms have increasingly underwritten corporate and municipal offerings with fewer syndicate participants or, in some cases, without an underwriting syndicate. In such cases the underwriter assumes a larger part or all of the risk of an underwriting transaction. Under federal securities laws, other laws and court decisions, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered. While municipal securities are exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), underwriters of municipal securities nevertheless are exposed to substantial potential liability in connection with material misstatements or omissions of fact in the offering documents prepared in connection with offerings of such securities.
    In the past five years, approximately 53% (45% in 1993) of the public offerings of equity and corporate debt securities managed or co-managed by the Company have been initial public offerings. Generally, a strong market for new issues occurs when overall market and economic conditions are favorable. New issues are perceived to have a higher degree of risk for investors and investor receptivity to new issues tends to vary as a function of overall market conditions.

    The Company also provides advice to clients on a wide range of financial matters, including mergers and acquisitions, divestitures, financial planning, financial restructuring and recapitalizations. In connection with mergers and acquisitions, the Company often provides opinion letters and valuations and renders various other services. The Company's traditional clients for such services are companies for which the Company has raised capital or which are followed by the Company's Research Division. The Company also provides these services to companies which are not Corporate Finance clients or covered by the Company's Research Division but which are, or have subsidiaries or divisions, in industries followed by the Company's Research Division. Historically, the core of the Company's mergers and acquisitions business has been the representation of sellers in negotiated transactions. Fees for these services are negotiated and are generally related to the value of the transaction for which the service is provided.
    The Company also engages in merchant banking investments. In most cases, these investments are made with the management of such companies. The Company may also co-invest with other financial groups in larger transactions where its specific industry expertise may create additional value. Merchant banking business has the potential of generating substantial fees and investment returns but involves a significant degree of risk due to the concentrated investment of capital in securities that generally lack liquidity. As of December 31, 1993, the Company had outstanding $16.6 million of merchant banking  investments  and  a  commitment  to  invest $23 million in a merchant banking partnership in which the Company and certain of its employees are general partners over a period of up to five years.
    In addition to its corporate investment banking activities, the Company provides financial advice to, and raises capital for, many types of issuers of tax-exempt securities, including states, counties, cities, transportation authorities, sewer and water authorities and housing and health and higher education agencies. Most of these issuers are located in the eastern U.S. The Company manages public offerings of securities and distributes these securities to individual and institutional investors.
    Investment Management Services. The Company provides investment advisory, administrative and distribution services to a variety of clients, domestic and international. These services are typically provided for a fee generally based on the value of the assets for which such services are rendered. Investment advisory services are provided to high net worth individuals, institutional investors, foundations, endowments, mutual funds and private investment funds. As of December 31, 1993, the Company provided investment advisory, administrative and/or distribution services with respect to $9.2 billion of assets.

    Advisory, administrative and distribution services are provided to the "Flag" family of mutual funds, which are Company sponsored, as well as to mutual funds and investment partnerships sponsored by unaffiliated third liated third parties. Most investment advisory services are provided pursuant to contracts which provide for termination by either party at any time. Advisory fees are generally charged as a percentage of assets managed.
    Other than with respect to advisory services provided to mutual funds, the Company's largest advisory service is Alex. Brown Investment Management
("ABIM"), a partnership in which the Company has a 50% interest and its associated investment advisory professionals have the remaining 50% interest. ABIM manages equity and balanced accounts for institutions and individuals.
    The  Company  has  a  50%  interest  in Brown & Glenmede Holdings, Inc., a holding company which owns all of the outstanding shares of Brown Advisory & Trust Company, a Maryland nondepository trust company that was founded in March, 1993. As of December 31, 1993, Brown Advisory & Trust Company managed assets of $170 million.
    Real Estate Advisory. Through a 48.7% ownership of the Common Stock of Alex. Brown Kleinwort Benson Realty Advisors Corporation, ("ABKB"), a joint venture among the Company, Kleinwort Benson Group plc and management of ABKB, the Company provides real estate consulting and advisory services to institutional investors. As of December 31, 1993, ABKB had approximately 20 real estate advisory clients with real estate assets under management aggregating approximately $2.94 billion. Typically, advisory contracts may be cancelled by either party upon 30 days notice.
    Correspondent Services. The Company provides administrative, execution, operational and clearing services to other securities firms on a fully disclosed basis. In addition to commissions and other transaction related fees, the Company receives interest revenue in those instances where it extends margin credit directly to customers of its correspondent brokers. The Company may extend credit directly to its correspondent firms to finance their operations or securities positions which such firms hold for their own accounts. The Company relies on the general credit of its correspondent brokers and may be exposed to risk of loss if any of its correspondents or their customers are unable to meet their financial commitments. The ratio of capital to the level of business of the Company's correspondent brokers may be less than that of the Company. From time to time the Company makes unsecured subordinated loans to correspondent brokers. Such loans are funded through general working capital sources. As of December 31, 1993, the Company provided correspondent services to 38 securities firms. The Company intends to continue to expand its correspondent services activities.

    Margin Accounts and Interest Income. The Company extends margin financing to its customers and to the customers of correspondent brokers for whom the Company provides clearing and execution services. Margin loans are collateralized by securities and cash in customer accounts. Customers are charged for margin financing at interest rates based upon the broker call rate (the prevailing interest rate charged by banks on secured loans to broker-dealers), plus an additional amount of up to 2.5%. The amount of the Company's interest revenue is affected by the volume of customer borrowing and by prevailing interest rates. The average volume of customer borrowing has increased in each of the last five years.
    Margin lending by the Company is subject to the margin rules of the Board of Governors of the Federal Reserve System, NYSE margin requirements and the Company's internal policies, which in most instances are more stringent than ringent than the NYSE requirements. In permitting customers to purchase on margin, the Company assumes the risk that a market decline may reduce the value of the collateral it holds below the customer's indebtedness before the collateral can be sold. The proceeds realizable upon the sale of such collateral can be adversely affected by the liquidity of the market for the security, applicable restrictions on the sale of the security or the size of the collateral position as compared to the trading volume of the security. Under applicable NYSE rules, in the event of a significant decline in the market value of the securities in a margin account, the Company is obligated to require the customer to deposit additional securities or cash in the account or to sell securities to reduce or eliminate the customer's indebtedness to the Company.
    Credit balances and securities in customers' accounts, to the extent not required to be segregated pursuant to rules of the SEC, may be used in the conduct of the Company's business, including the extensions of margin credit. Customer lending activities may influence the basis on which net capital requirements of Alex. Brown are determined under the Net Capital Rule. As these activities expand, the Company's net capital requirements increase. See "Net Capital Requirements."
    Accounting, Administration and Operations. Accounting, administration and operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; custody of customer securities; internal financial control; accounting functions; office services; personnel services and compliance with regulatory and legal requirements.

    There is a considerable fluctuation in the volume of transactions which a securities firm must process. In the past, when the volume of trading in securities reached record levels, the securities industry has experienced operating problems. The Company has not experienced any material operating difficulties during periods of record heavy trading volume; however, extraordinarily heavy trading volume in the future could result in clearance and processing difficulties. The Company utilizes its own facilities and the services of Automatic Data Processing Inc. for the electronic processing related to recording data pertinent to securities transactions and general accounting.
    The Company believes that its internal controls and safeguards against securities theft, including use of depositories and periodic securities counts, are adequate. As required by the NYSE and certain other authorities, the Company carries fidelity bonds covering loss or theft of securities as well as employee dishonesty, forgery and alteration of checks and similar items, and securities forgery. The amounts of coverage provided by the bonds are believed to be adequate.
    The Company posts its books and records daily. Periodic reviews of certain controls are conducted, and administrative and operations personnel meet with management to review operational conditions in the Company to assure compliance with applicable laws, rules and regulations.
    Competition. The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater capital and other resources and many of which offer a wider range of financial services than the Company. Other securities firms, oriented primarily to the market for market  for
individual investors, charge commissions that are significantly discounted from those in the range generally charged by the Company to its individual customers. In addition to competition from firms currently in the securities business, there is increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from other investment alternatives. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. The Company and its competitors directly solicit potential customers, and many of the Company's competitors engage in advertising programs which the Company does not use to any significant degree. The Company and its competitors also furnish investment research publications in an effort to hold and attract existing and potential clients.
    Employees. As of December 31, 1993, the Company had approximately 2,175 full-time employees. None of the Company's employees are covered by a collective bargaining arrangement.

    Regulation. The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. Alex. Brown is registered as a broker-dealer with the SEC. Alex. Brown as well as other investment advisers in which the Company has an equity interest are registered as investment advisers with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which has been designated by the SEC as Alex. Brown's primary regulator. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of Alex. Brown's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Alex. Brown is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.
    Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. From time to time, the Company has been subject to disciplinary actions, none of which, to date, has had a material adverse effect on the operations of the Company.
    Alex. Brown is a member of SIPC, which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by Alex. Brown of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. In addition, Alex. Brown has obtained protection in excess of SIPC coverage of $2,000,000 for each account and up to $9,500,000 for specified accounts.
    Alex. Brown & Sons Limited and Alex. Brown & Sons Investments Limited, through which the Company operates representative offices in London, England, are subject to the United Kingdom Financial Services Act of 1986, which governs all aspects of United Kingdom investment business and to the rules of the Securities and Futures Authority.

    Certain subsidiaries and employees of the Company are engaged in the insurance business and are subject to regulation and supervision by appropriate authorities in the states in which they conduct their business.
    Net Capital Requirements. As a registered broker-dealer and a member firm of the NYSE, Alex. Brown is subject to the Net Capital Rule, which has also been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Alex. Brown is also subject to the net capital requirements of the Commodities Futures Trading Commission ("CFTC") and various commodity exchanges, which generally require that Alex. Brown, as an introducing broker, maintain a minimum net capital equal to the alternative net capital requirements discussed below.
    Alex. Brown has elected to compute net capital under the alternative method of calculation permitted by the Net Capital Rule. Under the alternative method, Alex. Brown is required to maintain minimum net capital, as defined in the Net Capital Rule, equal to the greater of $1,000,000 or 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (SEC Rule 15c3-3). The "aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule and NYSE Rule 326 prohibit payments of dividends, redemption of stock, the prepayment of subordinated indebtedness, and making any unsecured advance or loan to a stockholder, employee or affiliate, if net capital thereafter would be less than 5% of aggregate debit items. The Net Capital Rule also provides that the SEC may restrict for up to twenty business days any withdrawal of equity capital, or unsecured loan or advance to a stockholder, employee or affiliate ("capital withdrawal") if such capital withdrawal, together with all other net capital withdrawals during a thirty day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer. The Net Capital Rule also provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in a period in
excess of 90 days.

    Under NYSE Rule 326, a member firm is required to reduce its business if its net capital is less than 4% of aggregate debit items. NYSE Rule 326 also prohibits the expansion of business if net capital is less than 5% of aggregate debit items for 15 consecutive days. The provisions of Rule 326 also become operative if capital withdrawals (including scheduled maturities of subordinated indebtedness during the following six months, charges relating to lending on control and restricted securities under NYSE Rule 431 and discretionary liabilities which are included in capital under the Net Capital
Rule)  would  result  in  a  reduction  of  a firm's net capital to the levels indicated.
    Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets, such as a firm's positions in securities. Among these deductions are adjustments (called "haircuts") to the market value of firm securities to reflect the possibility of a market decline prior to disposition.
    A change in the Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those operations of Alex. Brown that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from Alex. Brown which in turn could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding stock.
    Alex. Brown has been in compliance at all times with all aspects of the Net Capital Rule and CFTC net capital requirements applicable to it. As of December 31, 1993, Alex. Brown was required to maintain minimum net capital, in accordance with SEC and CFTC rules, of $15,873,000 and had total net capital (as so computed) of $227,468,000 or $211,595,000 in excess of 2% of aggregate debit items and $187,785,000 in excess of 5% of aggregate debit items.

Item 1(d). Financial Information about Foreign and Domestic Operations and Export Sales.

    Not Applicable.

Item 2.  Properties.

    The Company conducts business from offices in the following U.S. cities:

    Annapolis, Maryland                       Los Angeles, California
    Atlanta, Georgia                          Memphis, Tennessee

    Baltimore, Maryland                       Naples, Florida
    Boston, Massachusetts                     New Orleans, Louisiana
    Burlingame, California                    New York, New York
    Charlotte, North Carolina                 Philadelphia, Pennsylvania
    Chicago, Illinois                         Richmond, Virginia
    Dallas, Texas                             San Francisco, California
    Durham, North Carolina                    Timonium, Maryland
    Fishkill, New York                        Towson, Maryland
    Frederick, Maryland                       Washington, D.C.
    Greenwich, Connecticut                    West Palm Beach, Florida
    Houston, Texas                            Wilmington, Delaware
    Jacksonville, Florida                     Winston-Salem, North Carolina

    In addition, wholly-owned subsidiaries of Alex. Brown lease offices in London, England and Geneva, Switzerland.
    The Company occupies an aggregate of approximately 200,000 square feet of space in downtown Baltimore under leases expiring on various dates from 1995 through 2002. The Company is a limited partner in a partnership which owns a building in downtown Baltimore where it leases approximately 90,000 square feet.
    The Company's other offices, including the separate offices of Alex. Brown Investment Management, the Company's operations and data center and offices in 27 U.S. cities, London and Geneva, occupy an aggregate of approximately 560,000 square feet under leases that expire at various dates through 2004. Future minimum rental commitments under existing leases are set forth in Note 10 of Notes to Consolidated Financial Statements incorporated herein by reference to pages 44 and 45 of the 1993 Annual Report to Stockholders. Alex. Brown Partners, a Maryland limited partnership (the "Partnership"), the partners of which include certain Directors of the Company and other Managing Directors and Principals of Alex. Brown, and certain partners thereof have ownership interests in some of the properties occupied by the Company in downtown Baltimore.

Item 3.  Legal Proceedings.

    Alex. Brown is a defendant in a number of lawsuits relating to its Investment Banking and securities brokerage business. The Company is also a member of a defendant class of underwriters in a number of lawsuits relating to its participation in underwritings and, in addition, may be required to contribute to any adverse final judgments or settlements in actions arising out of its participation in the underwritings of certain issues in which it is not a defendant. Approximately 30 underwritten public offerings in which Alex. Brown has participated are the subject of litigation. The Company cannot state what the eventual outcome of these pending actions will be. The following are descriptions of certain lawsuits filed as class actions involving or affecting the Company. A substantial settlement or judgment in any of these cases could have a material adverse effect on the Company. While there can be no assurances of a favorable determination of these actions, the Company believes there are meritorious defenses to all of the cases described herein, and intends to defend each action vigorously.
    Exide Electronics Group, Inc. On May 3, 1990, a suit captioned Bernard M. d Bernard M.
Branson v. Exide Electronics Corporation, et al., Index No. 11536 was filed in Delaware Chancery Court, New Castle County, in which the Company was named as a defendant. The action pertained to the December, 1989 public offering (the "Offering") of 1.2 million shares of the Common Stock of Exide Electronics Group, Inc. ("Exide") at $12.50 per share. The Company was lead manager of the offering and directly underwrote 224,000 shares. Plaintiff purported to represent a class consisting of all persons who purchased shares of Exide in the Offering. The complaint alleged violations of the Securities Act and of Delaware common law in connection with alleged untrue statements and omissions of material facts in the registration statement and prospectus prepared in connection with the Offering. In particular, the complaint alleged that the prospectus failed to properly disclose Exide's exposure with respect to litigation that had been pending against Exide in a California court and in which a jury returned a verdict against Exide, in April, 1990, in the amount of $14.9 million. Immediately following the verdict, Exide shares traded in the range of $7-8 per share. Plaintiff sought unspecified compensatory damages, costs, and fees. On September 14, 1992, the Court granted the Company's motion to dismiss the complaint. However, plaintiffs have appealed the Court's order, and such appeal remains pending.
    Industrial Funding Corp. On January 16, 1992, the Company was named as a defendant in an action pending before the United States District Court for the Northern District of California, entitled Wade v. Industrial Funding Corp., et al., Index No. C-92-0343. The litigation pertains to the December 8, 1989 public offering of shares of Industrial Funding Corp. ("IFC"), for which the Company served as co-lead underwriter. Plaintiffs sue as representatives of a purported class consisting of all persons who purchased IFC shares between December 8, 1989 and February 28, 1991. Plaintiffs allege violations of the federal securities laws in connection with alleged untrue statements and omissions of material facts in connection with the offering. In particular, Plaintiffs allege that Defendants failed to disclose material adverse facts regarding IFC's financial condition. Plaintiffs seek compensatory and punitive damages in an unspecified amount.

    In-Store Advertising, Inc. The Company has been named as a defendant in several purported class action lawsuits, as well as one shareholder derivative lawsuit, pertaining to the July 19, 1990 public offering of Common Stock of In-Store Advertising, Inc. ("In-Store Advertising"), at $19 per share (the "Offering"). The Company co-managed the Offering and directly underwrote 414,000 shares. The lawsuits are pending in the United States District Court for the Southern District of New York, and have been consolidated under the caption In-Store Advertising, Inc. Securities Litigation, No. 90 Civ. 5594. Collectively, plaintiffs purport to represent all persons who purchased shares of In-Store Advertising in the Offering, and all persons who purchased shares in the open market during the period from the date of the Offering to August 28, 1990. Plaintiffs allege, among other things, that the prospectus for the Offering contained material misstatements of fact and omitted material facts and that the defendants, including the Company, made untrue statements of material fact and omitted material facts concerning In-Store Advertising's anticipated revenues and earnings. The Plaintiffs allege violations of the federal securities laws and the common law, and seek unspecified actual and punitive damages, rescission, costs, fees and other relief. On July 8, 1993, uly 8, 1993,
In-Store Advertising filed for protection under the Bankruptcy Code, and on August 6, 1993, its plan of reorganization was approved. As a result thereof, In-Store Advertising has been discharged from any liability relating to this litigation. Pretrial discovery is proceeding.
    Taxable Municipal Bond Securities Litigation. In August, 1990, the Company was named as a defendant in three lawsuits brought on behalf of certain municipal bond investors. The actions have now been consolidated before the United States District Court for the Eastern District of Louisiana, under the caption In re: Taxable Municipal Bond Securities Litigation, Index No. MDL-863. The actions pertain to the 1986 public offerings of (i) $300 million taxable public purpose bonds by the Board of County Commissioners of Adams
County, Colorado, (ii) $400 million taxable public purpose bonds by the Health, Educational and Housing Facility Board of the City of Memphis and
(iii) $200 million taxable public purpose bonds by the El Paso Housing Finance Corporation. The Company participated as a member of the underwriting syndicate for each of these offerings, underwriting approximately .66% of the Adams County offering, approximately 2.5% of the City of Memphis offering and approximately 3% of the El Paso offering. The Plaintiffs in all three actions purport to represent a class of all persons who purchased bonds in the original offerings and who held the bonds until on or about January 25, 1990. The complaints allege various violations of the federal securities laws, the RICO statute and common law as a result of alleged untrue statements and omissions of material facts in connection with the bond offerings. In particular, the complaints allege that the defendants failed to disclose that the proceeds from the bond offerings were to be placed with Executive Life Insurance Company, a California insurance company, which would in turn invest the funds in high risk "junk bonds," the values of which are alleged to have declined significantly. The plaintiffs seek actual and punitive damages, rescission, trebling of actual damage pursuant to the RICO statute and other relief. The Company has joined with other members of the respective underwriting syndicates in retaining counsel to jointly represent the interests of the members of the syndicates.

    URCARCO, Inc. In 1990, the Company was named as a defendant in several suits that have been consolidated under the caption Melder v. Morris, Index No. 3:90-CV-1737-X, and are pending in the United States District Court for the Northern District of Texas, Dallas Division. Plaintiffs' allegations with respect to the Company pertain to the May, 1990 public offering (the
"Offering") of 5 million shares of the common stock of URCARCO, Inc. ("URCARCO") (now known as Americredit Corp.) at $19 7/8 per share. The Company was the lead managing underwriter of the Offering, and directly underwrote 783,334 shares. Collectively, plaintiffs purport to represent a class consisting of all persons who purchased shares of URCARCO in the Offering, and all persons who purchased URCARCO shares on the open market during the period from November 15, 1989 to July 25, 1990. URCARCO operates a chain of retail used car lots in Texas and typically finances the purchases of its customers, many of whom would be unable to obtain traditional credit terms. From time to time, the Company provided investment banking services to URCARCO, and was the lead managing underwriter of its initial public offering. Plaintiffs allege violations of federal securities statutes and common law in connection with alleged untrue statements and omissions of material fact in the prospectus e prospectus issued in connection with the Offering and in other reports issued by URCARCO. In particular, the complaint alleges that URCARCO failed to disclose material adverse facts about its earnings, financial condition and loss reserves. Plaintiffs seek unspecified compensatory and punitive damages, costs and fees. On May 18, 1993, the Court dismissed Plaintiffs' claims under the federal securities laws on the grounds that the complaint failed to state a claim. However, Plaintiffs have appealed the Court's order to the United States Court of Appeals for the Fifth Circuit, and such appeal remains pending.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Executive Officers of the Registrant

    The following information regarding the persons who function as executive officers of the Company is included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Name                             Age   Position with the Company

Benjamin H. Griswold IV .......   53   Chairman and Director
A. B. Krongard ................   57   Vice Chairman, Chief Executive Officer
                                          and Director
Robert F. Price ...............   46   Secretary and General Counsel
Mayo A. Shattuck III ..........   39   President, Chief Operating Officer and
                                         Director
Beverly L. Wright .............   45   Treasurer and Chief Financial Officer

    Officers serve at the discretion of the Board of Directors. There is no family relationship among any of the directors or executive officers of the Company.
    Mr. Griswold was first employed by the Partnership in 1967 and became a general partner in 1972. Mr. Griswold was Vice-Chairman of Alex. Brown from 1984 until February 1987 when he became Chairman of Alex. Brown and the Company.
    Mr. Krongard was first employed by the Partnership in 1971 and became a general partner in 1980. He has been a Managing Director of Alex. Brown since 1984 and was elected Chief Executive Officer and Vice Chairman of the Company and Alex. Brown in July 1991.
    Mr. Price was first employed by the Partnership in 1976 and became a Managing Director of Alex. Brown in 1987. He served as Secretary and General Counsel from 1984 until 1989 when he resigned from the Company. Upon his return to the Company in September, 1991, he became Secretary and General Counsel.
    Mr. Shattuck was first employed by the Company in 1985. He became a Managing Director of Alex. Brown in 1989, and was elected President and Chief Operating Officer in July 1991.
    Ms. Wright was first employed by the Partnership in 1978 and became a general partner in 1984. She has been a Managing Director of Alex. Brown since 1984 and was named Treasurer and Chief Financial Officer of the Company and
 Company and
Alex. Brown in July 1986.
    There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer.

                                   PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related Stockholder
           Matters.

               Information required by Item 5 is incorporated herein by reference to page 55 of the 1993 Annual Report to Stockholders attached hereto.

Item 6.   Selected Financial Data.

              Information required by Item 6 is incorporated herein by reference to page 51 of the 1993 Annual Report to Stockholders attached hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              Information required by Item 7 is incorporated herein by reference to pages 32 through 35 of the 1993 Annual Report to Stockholders attached hereto.

Item 8.   Financial Statements and Supplementary Data.

              Financial Statements required by Item 8 are listed in the Index to Financial Statements and Schedules on page 24.
              Supplementary data are incorporated herein by reference to page 52 of the 1993 Annual Report to Stockholders attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                   PART III

    The information required by Items 10, 11, 12, and 13 (except that information regarding executive officers called for by Item 10 contained in
Part I) is incorporated herein by reference to the definitive proxy statement.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits:
          Reference is made to the Exhibit Index.

          Financial Statement Schedules:
          Reference is made to the Index to Financial Statements and Schedules on page 24.

     (b)  Reports on Form 8-K.
          None.

                                Other Matters

    For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Forms S-8 Nos. 33-23789, 33-26988, 33-40618, 33-40619, 33-45715, 33-46282 and 33-67050.
    Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALEX. BROWN INCORPORATED


                                      By: s/ A. B. Krongard
                                          ------------------------------------
                                          A. B. Krongard
                                          Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

         Signature                      Title                     Date

s/ Benjamin H. Griswold IV   Chairman of the Board of     March 25, 1994
- ---------------------------- Directors
Benjamin H. Griswold IV

s/ A. B. Krongard            Chief Executive Officer;     March 25, 1994
- ---------------------------- Director (Principal
A. B. Krongard               Executive Officer)

s/ Mayo A. Shattuck III      President; Chief Operating   March 25, 1994
- ---------------------------- Officer; Director
Mayo A. Shattuck III

s/ Beverly L. Wright         Treasurer and Chief          March 25, 1994
- ---------------------------- Financial Officer (Principal
Beverly L. Wright            Financial and Accounting
                             Officer)
s/ Lee A. Ault III           Director                     March 25, 1994
- ----------------------------
Lee A. Ault III

s/ Thomas C. Barry           Director                     March 25, 1994
- ----------------------------
Thomas C. Barry

s/ Andre W. Brewster        Director                     March 25, 1994
- ----------------------------
Andre W. Brewster

s/ Donald B. Hebb, Jr.       Director                     March 25, 1994
- ----------------------------
Donald B. Hebb, Jr.

s/ Steven Muller             Director                     March 25, 1994
- ----------------------------
Steven Muller
s/ David M. Norman           Director                     March 25, 1994
- ----------------------------
David M. Norman

s/ Frank E. Richardson       Director                     March 25, 1994
- ----------------------------
Frank E. Richardson

                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                 Index to Financial Statements and Schedules

                                                                        Page

Financial Statements:

Alex. Brown Incorporated and Subsidiaries included on pages 37 through 50 of the 1993 Annual Report to Stockholders, incorporated herein by reference and attached hereto:

    Consolidated Statements of Earnings                                  37
    Consolidated Statements of Financial Condition                       38
    Consolidated Statements of Stockholders' Equity                      39
    Consolidated Statements of Cash Flows                                40
    Notes to Consolidated Financial Statements                         41-49
    Report of Independent Auditors                                       50

Schedules:

Report of Independent Auditors                                          S-1

Alex. Brown Incorporated and Subsidiaries for the years ended
December 31, 1991, 1992 and 1993:

    Schedule II--Amounts Receivable from Related Parties and
                 Underwriters, Promoters and Employees other than
                 Related Parties ....................................   S-2

    Schedule IX--Short Term Borrowings ..............................   S-6

    All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Alex. Brown Incorporated:


    Under date of January 26, 1994, we reported on the consolidated statements of financial condition of Alex. Brown Incorporated and subsidiaries as of iaries as of
December 31, 1993 and 1992 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
    In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                      KPMG Peat Marwick
Baltimore, Maryland
March 25, 1994



                                 SCHEDULE II

                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES

          Amounts Receivable from Related Parties and Underwriters,
              Promoters and Employees other than Related Parties
                 Years Ended December 31, 1991, 1992 and 1993
                            (Amounts in Thousands)

- -------------------------------------------------------------------------------------------
                                                                            Balance at
                                                     Deductions           End of Period
                         Balance at             --------------------   --------------------
Name of                  Beginning               Amounts    Amounts                  Not
Debtor                   of Period   Additions  Collected   Forgiven   Current     Current


Year ended 12/31/91:
  Employee Loans

Bruce H. Brandaleone         -          $126        -          -          -          $126
Richard L. Franyo            -          $103        -          -          -          $103
A. F. Giacco, Jr.           $710         -          -          -         $710         -
B. H. Griswold IV            -          $212        -          -          -          $212
          -          -          $212
Richard T. Hale              -          $103        -          -          -          $103
Donald B. Hebb, Jr.          -          $179        -          -          -          $179
Michael B. Kerrigan         $128        $ 14        -         $ 64       $ 46        $ 32
A. B. Krongard               -          $212        -          -          -          $212
Deborah A. Parker           $165        $ 15       $ 45        -         $135         -
George S. Rich              $109         -          -         $ 55       $ 54         -
Thomas Schweizer, Jr.        -          $123        -          -          -          $123

Year ended 12/31/92:
  Employee Loans

Bruce H. Brandaleone        $126        $140        -          -          -          $266
J. Michael Connelly         $ 77        $140        -          -          -          $217
Richard L. Franyo           $103         -          -          -          -          $103
A. F. Giacco, Jr.           $7l0         -         $ 50        -          -          $660
B. H. Griswold IV           $212        $275        -          -          -          $487
Richard T. Hale             $103         -          -          -          -          $103
Donald B. Hebb, Jr.         $179         -          -          -          -          $179
James S. Hedges II           -          $150       $ 56        -         $ 35        $ 59
Michael B. Kerrigan         $ 78        $146       $224        -          -           -
A. B. Krongard              $212        $415        -          -          -          $627
John A. Kryzanowski         $ 45        $550        -          -          -          $595
Deborah A. Parker           $135         -         $  3        -          -          $132
W. Gar Richlin              $ 82        $140        -          -          -          $222
Thomas Schweizer, Jr.       $123        $140        -          -          -          $263
Mayo A. Shattuck III        $ 83        $365        -         $ 11       $ 11        $426
Timothy T. Weglicki         $ 82        $140        -          -          -          $222
Beverly L. Wright           $ 95        $140        -          -          -          $235

Year ended 12/31/93:
  Employee Loans (1)

Mark C. Alpert               -          $238        -         $ 20        -          $218
Jeffrey S. Amling            -          $356        -         $ 30        -          $326
David G. Bannister          $ 11        $356        -         $ 41        -          $326
Gregory H. Barnhill          -          $238        -         $ 20        -          $218
Christopher Bartlett         -          $475        -         $ 40        -          $435
George B. Bolton             -          $475        -         $ 40        -          $435
Steven J. Bottum             -          $356        -         $ 30        -          $326
William B. Boyd             $ 45        $356        -         $ 52        -          $349
Bruce H. Brandaleone        $266        $100        -         $ 63        -          $303
Peter B. Breck               -          $950        -         $ 80        -          $870
Robert F. Buchanan           -          $356        -         $ 30        -          $326
R. William Burgess Jr.       -          $950        -         $ 80        -          $870
William G. Byrnes            -          $950        -         $ 80        -          $870
Edward L. Cahill            $ 96        $950        -         $103        -          $943
Denis J. Callaghan          $ 46        $644        -         $ 73       $ 11        $606
Raymond F. Condon            -          $356        -         $ 30        -          $326
J. Michael Connelly         $217        $669        -         $ 88        -          $798
Robert F. Conroy             -          $238        -         $ 20        -          $218
Alexander T. Daignault      $  9        $238        -         $ 25        -          $222
Clinton R. Daly              -          $356        -         $ 30        -          $326
B. Mike Davey                -          $475        -         $ 40        -          $435
John E. Deford               -          $238        -         $ 20        -          $218
Donald W. Delson             -          $238        -         $ 20        -          $218
 -         $ 20        -          $218
Peter F. deVos              $ 25        $594        -         $ 62       $ 12        $545
David M. DiPietro            -          $594        -         $ 50        -          $544
Jonathan E. Farber           -          $238        -         $ 20        -          $218
Mark B. Fisher(2)            -          $257       $125        -         $132         -
Robert A. Frank             $  8        $594        -         $ 58        -          $544
Richard L. Franyo           $103         -          -         $ 52        -          $ 51
Donald E. Froude             -          $356        -         $ 30        -          $326
A. F. Giacco(3)             $660         -          -          -          -          $660
Mark A. Goodman              -          $594        -         $ 50        -          $544
David M. Gray                -          $356        -         $ 30        -          $326
B. H. Griswold IV           $487        $400        -         $106        -          $781
Richard T. Hale             $103         -          -         $ 51        -          $ 52
Donald R. Heacock            -          $356        -         $ 30        -          $326
Donald B. Hebb, Jr.         $179         -          -         $ 90        -          $ 89
Richard H. Holden Jr.       $ 45        $356        -         $ 52        -          $349
Christopher L. Holter        -          $475        -         $ 40        -          $435
Harris Hyman IV              -          $475        -         $ 40        -          $435
Seymour M. Jacobs            -          $594        -         $ 50        -          $544
Francis J. Jamison Jr.       -          $356        -         $ 30        -          $326
Erik N. Jansen               -          $594        -         $ 50        -          $544
Robert K. Jermain            -          $238        -         $ 20        -          $218
Joelle M. Kayden            $  7        $238        -         $ 27        -          $218
Patrick J. Kerins            -          $475        -         $ 40        -          $435
A. B. Krongard              $627      $2,950        -         $306        -        $3,271
John A. Kryzanowski         $ 45        $356        -         $ 52        -          $349
John A. Kryzanowski (4)     $550         -          -         $275        -          $275
John G. Larkin               -          $594        -         $ 50        -          $544
Brent M. Lockwood            -          $356        -         $ 30        -          $326
Ira Lutsky (5)               -          $150       $  7        -         $ 38        $105
Ira H. Malis                 -          $594        -         $ 50        -          $544
M. Anthony May               -          $356        -         $ 30        -          $326
Mary A. McCaffrey            -          $238        -         $ 20        -          $218
Peter M. McGowan            $ 14        $238        -         $ 27       $  7        $218
Michael F. Misera           $ 62      $1,188        -         $106       $  1      $1,143
Christopher Mortenson       $ 56        $356        -         $ 64        -          $348
Robert N. Oram               -          $238        -         $ 20        -          $218
Jonathan W. Osgood           -          $475        -         $ 40        -          $435
Robert K. Packard            -          $356        -         $ 30        -          $326
Richard J. Paget             -          $356        -         $ 30        -          $326
Deborah A. Parker(6)        $132        $  3       $  7        -         $ 13        $115
Margaret-Mary Preston        -          $475        -         $ 40        -          $435
Robert F. Price              -          $525        -         $ 40        -          $485
Kevin G. Quinn              $  2        $356        -         $ 31       $  1        $326
Robert L. Raede              -          $356        -         $ 30        -          $326
Russell T. Ray              $ 97        $950        -         $104       $  1        $942
W. Gar Richlin              $222      $1,194        -         $131        -        $1,285
Barry W. Ridings            $ 45        $475        -         $ 62        -          $458
William F. Rienhoff IV      $  6        $356        -         $ 33        -          $329
George V. Robertson          -          $594        -         $ 50        -          $544
A. Christine Robinson       $ 51        $713        -         $ 89        -          $675
Steven A. Rockwell           -          $594        -         $ 50        -          $544
Barbara A. Ryan              -          $356        -         $ 30        -          $326
Gary R. Schatz               -          $238        -         $ 20        -          $218
Steven R. Schuh              -          $238        -         $ 20        -          $218
Thomas Schweizer, Jr.       $263        $100        -         $ 61        -          $302
  -         $ 61        -          $302
James M. Shapiro             -          $475        -         $ 40        -          $435
Mayo A. Shattuck III        $437      $2,231        -         $192        -        $2,476
Jill A. Shaw                 -          $356        -         $ 30        -          $326
Andrew T. Sheehan            -          $713        -         $ 60        -          $653
Stuart F. Smith              -          $356        -         $ 30        -          $326
Richard C. Spalding          -          $238        -         $ 20        -          $218
Christopher E. Vroom         -          $594        -         $ 50        -          $544
David S. Webber              -          $356        -         $ 30        -          $326
Timothy T. Weglicki         $222        $100        -         $ 41        -          $281
Beverly L. Wright           $235        $150        -         $ 47        -          $338
- -------------------------------------------------------------------------------------------

(1) Unless otherwise noted, loans relate to equity awards issued pursuant to the 1991 Equity Incentive Plan. Loans bear interest at rates ranging from 5.3% to 8.1%, payable annually, mature between January 1997 and August 2003 and are secured by either Alex. Brown Incorporated convertible subordinated debentures or Alex. Brown Incorporated common stock. A portion of the loans are subject to performance--based forgiveness.
(2) Loan bears interest at the rate Alex. Brown charges customers on margin loans (5.6% at January 1, 1994) and is secured by shares of Hye Crest Management, Inc. Principal and accrued interest are due May 1994.
(3) Loan bears interest at the applicable federal short-term rate as determined by the Internal Revenue Code (4.0% at January 1, 1994). Principal and accrued interest are payable semiannually. Loan matures November 1997.
(4) Loan bears interest at the applicable federal short-term rate as determined by the Internal Revenue Code (4.0% at January 1, 1994), payable annually, and matures January 1996.
(5) Represents two loans that bear interest at the rate Alex. Brown charges customers on margin loans (5.6% at January 1, 1994). Monthly payments of $3,100 are due with all unpaid principal and accrued interest due January 1995 with respect to a $93,000 loan. Monthly payments of $700 are due beginning January 1994 with all unpaid principal and accrued interest due January 1997 with respect to a $50,000 loan.
(6) Loan bears interest at the rate Alex. Brown charges customers on margin loans (5.6% at January 1, 1994). Semiannual principal payments of $6,750 plus accrued interest are due through January 2003.



                                 SCHEDULE IX

                     ALEX. BROWN INCORPORATED AND SUBS
                             Short-Term Borrowing
                 Years Ended December 31, 1991, 1992 and 1993
                            (Amounts in Thousands)
- --------------------------------------------------------------------------------------------------------------------
                                                                                                        Weighted
                                                                      Maximum          Average          Average
 Average
                                                     Weighted          Amount           Amount          Interest
                                    Balance          Average        Outstanding      Outstanding          Rate
                                   at End of         Interest          During           During           During
Category                             Period            Rate            Period           Period*          Period*
- --------------------------------------------------------------------------------------------------------------------

Bank loans--1991                       --               --            $ 48,175         $  1,997           6.0%

Bank loans--1992                    $45,000            3.8%           $150,030         $ 58,155           3.9%

Bank loans--1993                    $45,057            3.5%           $404,591         $105,008           3.6%

Securities sold under
  repurchase agreements, at
  contract amounts--1991               --               --            $552,750         $ 43,102           6.3%

Securities sold under
  repurchase agreements, at
  contract amounts--1992               --               --            $208,988         $  5,309           3.0%

Securities sold under
  repurchase agreements, at
  contract amounts--1993               --               --            $366,440         $ 91,315           2.9%
- --------------------------------------------------------------------------------------------------------------------
      *The average amounts outstanding and the weighted average interest rates during the periods were generally computed based on daily outstanding borrowings.


                                                   Commission File No. 0-14199


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

 -----------------------------------------------------------------------------




                                   EXHIBITS
                                      TO
                                ANNUAL REPORT
                                ON FORM 10-K
                                    UNDER
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993





- ------------------------------------------------------------------------------

                           ALEX. BROWN INCORPORATED

                           ALEX. BROWN INCORPORATED

                         Annual Report on Form 10-K

                              Index to Exhibits


 Exhibit No.                       Exhibit                           Page
- ------------- ---------------------------------------------------   --------
   3.1        Charter of the Registrant, as amended                 (4)

   3.2        By-Laws of the Registrant, as amended                 (2)

   4.1        Indenture dated as of June 12, 1986 between Alex.
                Brown Incorporated and Bankers Trust Company,
                Trustee, relating to the Company's 5 3/4%
                convertible Subordinated Debentures due 2001        (2)

   4.2        Agreement to furnish Loan Agreements                  --------

  10.1        Lease dated as of January 1, 1984 by and between
                Alex. Brown Partners, a Maryland Limited
                Partnership and Alex. Brown & Sons Incorporated     (1)

  10.1(a)     First Amendment to Lease dated July 29, 1993          --------

  10.2        Lease dated as of January 1, 1985 by and between
                Brown Realty Company and Alex. Brown & Sons
                Incorporated                                        (1)

  10.2(a)     Amendment to Lease dated July 29, 1993                --------

  10.3        Lease dated as of July 2, 1987 by and between Alex.
                Brown & Sons Incorporated and Calvert-Baltimore
                Associates Limited Partnership                      (3)

  10.3(a)     First Amendment to Lease dated March 8, 1988 by and
                between Calvert-Baltimore Associates Limited
                Partnership and Alex. Brown & Sons Incorporated     (5)

  10.3(b)     Second Amendment to Lease dated August 10, 1989 by
                and between Calvert-Baltimore Associates Limited
                Partnership and Alex. Brown & Sons Incorporated     (5)

  10.4        Purchase and Sale Agreement regarding the name
                "Alex. Brown"                                       --------

  10.5        First Amended and Restated Stockholders' Agreement
                dated June 23, 1989 among the Registrant and
                certain stock- holders of the Registrant, as
                amended                                             (9)

  10.6*       Alex. Brown Incorporated 1991 Equity Incentive Plan   (7)

  10.7*       Alex. Brown Incorporated 1991 Non-Employee Director
                Equity Plan                                         (6)

  10.8*       Donald B. Hebb, Jr. Employment Agreement              (8)

  10.9*       Mayo A. Shattuck III Employment Agreement             (8)

  10.10*      Benjamin H. Griswold IV Employment Agreement          --------

  11          Statement on Computation of per share earnings        --------

  13          Pages 32 through 35, 37 through 52 and 55 of the
                Registrant's Annual Report to Stockholders for the
                Year Ended December 31, 1993                       (10)

  21          Subsidiaries of the Registrant                        (2)

  23          Consent of KPMG Peat Marwick                          --------

*Connotes  a  management contract or compensatory plan or other arrangement in which a director or executive officer of the Registrant participates.
(1) Incorporated by reference to the corresponding Exhibit to Registration Statement No. 33-2687 on Form S-1 of the Company filed on January 15, 1986.
(2) Incorporated by reference to the corresponding Exhibit to Registration Statement No. 33-13289 on Form S-1 of the Company filed on April 9, 1987.
(3) Incorporated by reference to the corresponding Exhibit to the Registration's Annual Report on Form 10-K for the year ended December 31, 1987.
(4) Incorporated by reference to the corresponding Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.
(5) Incorporated by reference to the corresponding Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.
(6) Incorporated by reference to the corresponding Exhibit to Registration Statement No. 33-40618 on Form S-8 of the Company filed on May 16, 1991.
(7) Incorporated by reference to the corresponding Exhibit to Registration Statement No. 33-40619 on Form S-8 of the Company filed on May 16, 1991.
(8) Incorporated by reference to the corresponding Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(9) Incorporated by reference to the corresponding Exhibit the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(10) Incorporated by reference to the corresponding Exibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.