Form 10-Q
period 1994-03-25
BROWN ALEX INC
filed 1994-05-04
CIK 787977

^L



                             FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 25, 1994

Commission file number 0-14199

                         ALEX. BROWN INCORPORATED
- - -----------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

Maryland                                             52-1434118
- - -----------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                135 E. Baltimore St., Baltimore, MD
                               21202
- - -----------------------------------------------------------------------------
                (Address of principal executive offices)
                              (Zip code)

                             410-727-1700
- - -----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)
- - -----------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X                   No
            ---------                   ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value                         15,421,739
- - -----------------------------------------------------------------------------
            (Class)                     (Outstanding at April 26, 1994)


^L
                 ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                                                                      Page

Part I - Financial Information

   Consolidated Statements of Earnings (Unaudited)
   for the three month periods ended March 25, 1994
   and March 26, 1993                                                  1

   Consolidated Statements of Financial Condition
   as of March 25, 1994 (Unaudited) and
   December 31, 1993                                                  2-3

   Consolidated Statements of Stockholders' Equity
   (Unaudited) for the three month periods ended
   March 25, 1994 and March 26, 1993                                   4

   Consolidated Statements of Cash Flows (Unaudited)
   for the three month periods ended March 25, 1994
   and March 26, 1993                                                  5

   Notes to Consolidated Financial Statements
   (Unaudited)                                                        6-7

   Management's Discussion and Analysis of Results of
   Operations and Financial Condition                                 8-10

Part II - Other Information                                            11

   Signatures                                                          12

Exhibit -

   (11) Calculation of Earnings Per Share (Unaudited)                  13



^L
                     ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                     (in thousands, except per share amounts)
                                  (Unaudited)

                                                 Three Months Ended
                                        March 25,                  March 26,
                                          1994                        1993
                                       ----------                 -----------
Revenues:
    Commissions                        $  38,044                  $   33,474
    Investment banking                    51,263                      53,505
    Principal transactions                35,372                      26,489
    Interest and dividends                15,279                       9,683
    Advisory and other                    22,454                      16,588
                                       ----------                 -----------
   Total                                 162,412                     139,739
                                       ----------                 -----------

Operating expenses:
    Compensation and benefits             87,482                      78,530
    Communications                         6,908                       5,731
    Occupancy and equipment                6,625                       5,640
    Interest                               5,561                       2,791
    Floor brokerage, exchange
      and clearing fees                    3,239                       2,667
    Other operating expenses              13,904                      11,457
                                       ----------                 -----------
   Total                                 123,719                     106,816
                                       ----------                 -----------

Earnings before income taxes              38,693                      32,923
Income taxes                              15,671                      12,840
                                       ----------                 -----------
Net earnings                           $  23,022                  $   20,083
                                       ==========                 ===========

Earnings per share:

   Primary                             $    1.46                  $     1.28
                                       ==========                 ===========
   Fully diluted                       $    1.28                  $     1.19
                                       ==========                 ===========
Weighted average number of
   shares outstanding:

   Primary                                15,754                      15,704
                                       ==========                 ===========
   Fully diluted                          18,322                      17,090
                                       ==========                 ===========
Cash dividends declared
   per share                           $    0.15                  $    0.125
                                       ==========                 ===========

See accompanying notes to consolidated financial statements.



                                     (1)
^L
                     ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                     Consolidated Statements of Financial Condition
                                  (in thousands)

                                     ASSETS

                                                     March 25,    December 31,
                                                        1994          1993
                                                    -----------   -----------
                                                    (Unaudited)

Cash and cash equivalents                           $   22,140    $   57,005

Receivables:
     Customers (Note 6)                              1,122,994       731,404

     Brokers, dealers and clearing organizations       274,291       228,258

     Other                                              52,696        55,355

Firm trading securities (Note 2)                        84,016        79,007

Deferred income taxes                                   20,798         6,979

Memberships in exchanges, at cost
     (market $2,134 and $2,083)                            323           323

Office equipment and leasehold improvements,
     at cost less accumulated depreciation and
     amortization of $31,390 and $26,311                25,122        24,216

Investment securities (Note 5)                          60,529        52,903

Loans to employees to purchase convertible
     subordinated debentures (Note 4)                   33,259        29,284

Other assets                                            34,405        18,689
                                                    -----------   -----------
                                                    $1,730,573    $1,283,423
                                                    ===========   ===========

                                 (continued)

                                     (2)
^L
                     ALEX. BROWN INCORPORATED AND SUBSIDIARIES

            Consolidated Statements of Financial Condition (continued)
                              (in thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 25,    December 31,
                                                        1994          1993
                                                    -----------   -----------
                                                    (Unaudited)

Bank loans                                          $  150,070    $   65,973

Payables:
     Cash management facility                           54,059        68,837

     Customers, including free credit balances         283,265       345,283

     Brokers, dealers and clearing organizations       268,386       175,369

     Current federal and state income taxes             18,540        14,716

     Other                                             120,055       184,030

Securities sold, not yet purchased (Note 2)             18,751        27,402

Securities sold under repurchase agreements,
     at contract amounts (Note 6)                      392,325          -

5.75% Convertible subordinated debentures               24,654        24,642

Employee convertible subordinated debentures
     (Note 4)                                           35,235        31,506

Stockholders' equity (Note 4):
     Common stock of $.10 par value.
       Authorized 50,000,000 shares.
       Issued 15,427,874 shares in 1994
       and 15,356,431 shares in 1993                     1,543         1,536
     Additional paid-in capital                        112,895       114,014
     Loans to employees to purchase common stock       (10,902)      (10,902)
     Retained earnings                                 261,697       241,017
                                                    -----------   -----------
       Total stockholders' equity                      365,233       345,665
                                                    -----------   -----------
                                                    $1,730,573    $1,283,423
                                                    ===========   ===========


See accompanying notes to consolidated financial statements.

                                     (3)
^L

                        ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                     Consolidated Statements of Stockholders' Equity
                                    (in thousands)
                                      (Unaudited)

                                                                    Loans to
                                                                   Employees
                                                     Additional    To Purchase                Total
                                         Common       Paid-in        Common     Retained   Stockholder
                                          Stock       Capital        Stock      Earnings     Equity
                                       ----------   -----------   -----------  ---------- ------------
Three months ended March 25, 1994

     Balance at December 31, 1993      $   1,536    $  114,014    $  (10,902)  $ 241,017  $   345,665
     Net earnings                            -            -              -        23,022       23,022
     Issuance of 248,412 shares of
       common stock                           25         4,125           -           -          4,150
     Repurchase and retirement of
       380,911 shares of common stock        (38)      (10,380)          -           -        (10,418)
     Compensation payable in
       common stock                           20         5,136           -           -          5,156
     Dividends paid                          -            -              -        (2,342)      (2,342)
                                       ----------   -----------   -----------  ---------- ------------
     Balance at March 25, 1994         $   1,543    $  112,895    $  (10,902)  $ 261,697  $   365,233
                                       ==========   ===========   ===========  ========== ============

Three months ended March 26, 1993

     Balance at December 31, 1992      $   1,519    $  112,534    $      -     $ 160,342  $   274,395
     Net earnings                            -            -              -        20,083       20,083
     Issuance of 198,659 shares of
       common stock                           20         3,002           -           -          3,022
     Compensation payable in
       common stock                            6         1,136           -           -          1,142
     Dividends paid                          -            -              -        (1,922)      (1,922)
                                       ----------   -----------   -----------  ---------- ------------
     Balance at March 26, 1993         $   1,545    $  116,672    $      -     $ 178,503  $   296,720
                                       ==========   ===========   ===========  ========== ============


See accompanying notes to consolidated financial statements.



                                                 (4)
^L

                     ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                     March 25,     March 26,
                                                        1994          1993
                                                    -----------   -----------
Cash flows from operating activities:

  Net earnings                                      $   23,022    $   20,083
  Reconciliation of net earnings to net cash
   used for operating activities:
    Depreciation and amortization                        1,767         1,480
    Non-cash compensation expense                        5,156         1,142
    Gain on investment securities                       (6,493)       (3,992)
    Other                                                   12            12
    (Increase) decrease in assets:
      Receivables                                     (434,964)       76,583
      Firm trading securities                           (5,009)      (50,938)
      Deferred income taxes                            (13,819)       (9,793)
      Other assets                                     (15,777)         (873)
    Decrease in liabilities:
      Payables                                         (29,152)     (120,077)
      Securities sold, not yet purchased                (8,651)       (5,142)
                                                    -----------   -----------
Net cash used for operating activities                (483,908)      (91,515)
                                                    -----------   -----------

Cash flows from financing activities:

  Net proceeds (payments):
    Short-term loans                                    86,741        58,200
    Securities sold under repurchase agreements        392,325        19,552
    Cash management facility                           (14,778)      (28,652)
  Payments on term loans                                (2,644)         (564)
  Issuance of common stock                               3,904         3,022
  Repurchase of common stock                           (10,418)          -
  Dividends paid to stockholders                        (2,342)       (1,922)
                                                    -----------   -----------
Net cash provided by financing activities              452,788        49,636
                                                    -----------   -----------

Cash flows from investing activities:

  Purchase of office equipment and leasehold
   improvements                                         (2,612)       (2,330)
  Purchase of investment securities                    (11,443)       (1,932)
  Sale of investment securities                         10,310           986
                                                    -----------   -----------
Net cash used for investing activities                  (3,745)       (3,276)
                                                    -----------   -----------

Net decrease in cash and cash equivalents              (34,865)      (45,155)
Cash and cash equivalents at beginning of period        57,005        87,064
                                                    -----------   -----------
Cash and cash equivalents at end of period          $   22,140    $   41,909
                                                    ===========   ===========

See accompanying notes to consolidated financial statements.

                                     (5)
^L
                          ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                                       March 25, 1994
                                         (Unaudited)

Notes:

(1) The accompanying financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary to fairly reflect the Company's financial position and results of operations, consisting of normal recurring adjustments, have been included.

(2) Firm trading securities and securities sold, not yet purchased consisted of the following (in thousands):

                                          Long                  Short
                                   3/25/94  12/31/93     3/25/94     12/31/93
                                   -------  --------     -------     --------
       United States government
           and agencies            $ 6,527   $ 4,738     $   962     $ 1,989
       Mortgage-backed                 327       167           6           6
       States and municipalities    44,875    40,290         248         189
       Corporate debt               10,608    11,959       1,115       3,975
       Corporate equity             21,679    21,853      16,420      21,243
                                   -------   -------     -------     -------
                                   $84,016   $79,007     $18,751     $27,402

(3) In April 1994, the Company declared a $.15 quarterly cash dividend payable May 6, 1994 to stockholders of record on April 26, 1994.

(4) In January 1994, the Company issued $3,975,000 convertible subordinated debentures to certain employees pursuant to the 1991 Equity Incentive Plan. The debentures are convertible into the Company's Common Stock three years after the date issued. The Company made loans to the employees to fund the purchase of the debentures. During the first quarter of 1994, employees converted $246,000 convertible subordinated debentures, which were issued in January 1991, into 29,009 shares of the Company's Common Stock.

(5) Investment securities at March 25, 1994 included $22.8 million of merchant banking investments and $12 million managed by an affiliate, which included marketable securities with a long market value of $11 million and a short market value of $6.5 million.





                                             (6)
^L
                          ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                                       March 25, 1994
                                         (Unaudited)

Notes (Continued):


(6) Receivables from customers at March 25, 1994 included $388.5 million due in connection with the purchase by a customer of U.S. government securities for settlement on March 30, 1994. Securities sold under repurchase agreements in the amount of $392.3 million were collateralized by the U.S. government securities related to this receivable.


(7)    COMMITMENTS AND CONTINGENCIES

       Letters of Credit
       At March 25, 1994, the Company's principal subsidiary, Alex. Brown & Sons Incorporated, was contingently liable for up to $32,979,000 under unsecured letters of credit and $22,000 under secured letters of credit used to satisfy required margin deposits at two securities clearing corporations.

       Litigation
       In the course of its investment banking and securities brokerage business, Alex. Brown & Sons Incorporated has been named a defendant in a number of lawsuits and may be required to contribute to final settlements in actions, in which it has not been named a defendant, arising out of its participation in the underwritings of certain issues. A substantial settlement or judgment in any of these cases could have a material adverse effect on the Company. Although the ultimate outcome of such litigation is not subject to determination at present, in the opinion of management, after consultation with counsel, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements.












                                             (7)
^L
                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Alex. Brown Incorporated (the "Company") is a holding company whose primary subsidiary is Alex. Brown & Sons Incorporated ("Alex. Brown"), a major investment banking and securities brokerage firm. The Company, like other securities firms, is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities, changes in interest rates and demand for investment banking and securities brokerage services, all of which have an impact on the Company's revenues as well as its liquidity. Substantial fluctuations can occur in the Company's revenues and net earnings due to these and other factors.

In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, consisting primarily of salaries and benefits, communications and occupancy expenses, remain relatively fixed. Accordingly, net earnings for any period should not be considered representative of any other period.

                                    RESULTS OF OPERATIONS
                      First Quarter 1994 Compared to First Quarter 1993

Revenues totaled $162.4 million, a 16% increase as compared to $139.7 million in the first quarter of 1993. Commission revenues increased 14% to $38 million for the quarter, primarily as a result of increased retail and institutional listed commissions. Investment banking revenues declined 4% to $51.3 million, primarily as a result of lower revenues from corporate and municipal underwritings, which were partially offset by an increase in fee revenues. Principal transaction revenues increased 34% to $35.4 million, due primarily to increases in OTC, mortgage-backed and government trading. Interest and dividend revenues increased 58% to $15.3 million from $9.7 million, resulting primarily from higher margin loan balances and increased interest-bearing securities positions. Advisory and other revenues increased 35% to $22.5 million, reflecting increases in Asset Management and Correspondent Services operations as well as $6.6 million of net investment revenues, including $4.7 million from merchant banking, reflecting the increased value of a publicly-traded merchant banking investment.

Operating expenses totaled $123.7 million, a 16% increase from $106.8 million in the first quarter of the 1993. Compensation and benefits increased 11% from $78.5 million to $87.5 million, primarily as a result of increased commissions, salaries and benefits and incentive expense. Communications expense increased 21% to $6.9 million, reflecting increased levels of business activity. Occupancy and equipment expense increased 17% to $6.6 million, primarily as a result of planned growth and higher depreciation expense. Interest expense increased 99% to $5.6

                                             (8)
^L

million from $2.8 million, primarily as a result of the need to finance increased margin loans, government securities positions and reverse repurchase agreements. Floor brokerage, exchange and clearing fees increased 21% to $3.2 million, in line with relevant volumes of listed trades. Other operating expenses increased 21% to $13.9 million, reflecting the increased level of business activity.

The Company's effective tax rate for the quarter increased to 40.5%, compared to 39% for the first quarter of 1993, primarily as a result of a 1% increase in the corporate federal income tax rate which was included in The Omnibus Budget Reconciliation Act of 1993 enacted last August.

As a result of the above, net earnings increased by 15% to $23 million from $20.1 million in the first quarter of 1993. Primary and fully diluted earnings per share were $1.46 and $1.28, respectively, as compared to $1.28 and $1.19 per share for the same period in the prior year.

The weighted average number of shares outstanding for purposes of calculating earnings per share includes shares related to outstanding dilutive stock options and is affected by the market price of the Company's Common Stock. Additionally, the calculation of fully diluted earnings per share assumes the conversion into Common Stock of the Company's outstanding convertible subordinated debt, if dilutive. The combination of these factors can result in lower rates of increase or higher rates of decrease in earnings per share as compared to the rates of increase or decrease in net earnings.


                               LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated statement of financial condition reflects a liquid financial position. The majority of the securities positions in Alex. Brown's trading accounts (both long and short) are readily marketable and actively traded. Customer receivables include margin balances and amounts due on uncompleted transactions. Receivables from other brokers and dealers generally represent either current open transactions, which usually settle within a few days, or securities borrowed transactions which normally can be closed out within a few days. Most of the Company's receivables are secured by marketable securities. The Company also has investments in fixed assets and illiquid securities but such investments are not a significant portion of the Company's total assets.

High yield securities, also referred to as "junk" bonds, are debt securities and non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB. The market for high yield securities can be extremely volatile and many experienced

                                             (9)

^L

significant declines in the past several years. At March 25, 1994, in its high yield operations, Alex. Brown had $4.8 million and $.2 million of long and short inventory, respectively, as compared to $5.2 million and $.9 million at year-end 1993.

In 1990, the Company completed the establishment of its merchant banking business. As of March 25, 1994, the carrying value of the Company's merchant banking investments was $22.8 million, compared to $16.6 million at year-end 1993. Gains related to merchant banking investments were $4.7 million for the quarter, reflecting the increased value of a publicly-traded merchant banking investment. It is anticipated that merchant banking investments will generally have a holding period of three years or more. It is also anticipated that these activities will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business.
These loans may be secured or unsecured and are funded through general working capital sources. At March 25, 1994, $3 million of such loans were outstanding.

The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned, repurchase agreements and bank loans.

The Company borrows from banks on a short-term basis under arrangements pursuant to which the amount of funds available to the Company is based on the value of the securities owned by the Company and customers' margin securities pledged as collateral.
In addition, the Company borrows
on a long-term basis from banks on both an unsecured basis and with fixed assets pledged as collateral. The Company has historically been able to obtain necessary bank borrowings and believes that it will continue to be able to do so in the future. The Company also has a total of $125 million of unsecured and secured financing from banks available under committed, revolving lines of credit, of which $25 million expires in August 1994 and $100 million expires in August 1996.

During the first quarter of 1994, the Company repurchased a total of 380,911 shares of its Common Stock at a cost of $10.4 million. As of March 25, 1994, the Company had a remaining repurchase authorization of approximately 750,000 shares. The Company anticipates that, subject to market conditions, it will make additional repurchases in the future.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The rule may limit the

                                            (10)
^L

Company's ability to withdraw capital from Alex. Brown. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At March 25, 1994, Alex. Brown had aggregate net capital of $223.8 million, which exceeded the minimum net capital requirements by $199.4 million.

Management of the Company believes that existing capital and credit facilities, when combined with funds generated from operations, will provide the Company with sufficient resources to meet its present and reasonably foreseeable cash and capital needs.


                                       RISK MANAGEMENT

The Company records securities transactions on a settlement date basis. The risk of loss on unsettled transactions is identical to settled transactions which have not cleared and relates to customers' or brokers' inability or refusal to meet the terms of their contracts. The Company continually monitors its exposure to market and counterparty risk through a variety of financial, position and credit exposure reporting and control procedures. The Risk Management, Credit and Investment Committees, each of which meets on a regular basis, comprise members of senior management. Each trading department is subject to internal position limits established by the Risk Management Committee which also reviews positions and results of the trading departments. Alex. Brown's Credit Committee establishes and reviews appropriate credit limits for customers and brokers seeking margin, repurchase and reverse repurchase agreement facilities and securities borrowed and securities loaned arrangements. The Investment Committee approves investment purchases and sales and reviews holdings.






















                                            (11)
^L

Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

       (a)    Exhibits
              (11) Statement re:  Calculation of Earnings Per Share

       (b) No reports on Form 8-K were filed during the quarter ended
              March 25, 1994









































                                            (12)

^L
                                         SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ALEX. BROWN INCORPORATED
                                        (Registrant)


Date:         May 4, 1994                         A. B. KRONGARD
                                          Chairman and Chief Executive Officer



Date:         May 4, 1994                           BEVERLY L. WRIGHT
                                          Principal Financial Officer





























                                            (12)

^L


															May 4, 1994



Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Dear Sirs:

	Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Alex. Brown Incorporated
(the "Company") is the Company's Form 10-Q dated and executed May 4, 1994.

	This filing is being effected by direct transmission to the Commission's EDGAR System.

															Very truly yours,



															BEVERLY L. WRIGHT
															Principal Financial Officer

^L

                                                                     Exhibit 11


                     ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                          Calculation of Earnings Per Share
                     (in thousands, except per share amounts)
                                    (Unaudited)

                                 Three Months Ended       Three Months Ended
                                    March 25, 1994            March 26, 1993
                                              Fully                      Fully
                                Primary      Diluted       Primary      Diluted
                              ----------   -----------   -----------  ---------
Weighted average shares
  outstanding:
    Common stock                 15,466        15,466        15,338      15,338
    Stock options                   288           323           366         366
    Convertible subordinated
      debentures                    -           2,533          -          1,386
                              ----------   -----------   -----------  ---------
                                 15,754        18,322        15,704      17,090
                              ==========   ===========   ===========  =========
Net earnings for
  calculating earnings per
  share:
    Net earnings              $  23,022    $   23,022    $   20,083   $  20,083
    Interest expense on
      convertible subordinated
      debentures, net of tax        -             476          -            275
                              ----------   -----------   -----------  ---------
                              $  23,022    $   23,498    $   20,083   $  20,358
                              ==========   ===========   ===========  =========

Earnings per share            $    1.46    $     1.28    $     1.28   $    1.19
                              ==========   ===========   ===========  =========

                                     (13)