Form 10-Q
period 1994-06-24
BROWN ALEX INC
filed 1994-08-04
CIK 787977

^L


                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended June 24, 1994

   Commission file number 0-14199

                         ALEX. BROWN INCORPORATED
- - -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Maryland                                        52-1434118
- - -------------------------------------------------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                     135 E. Baltimore St., Baltimore, MD
                                  21202
- - -------------------------------------------------------------------------------
                  (Address of principal executive offices)
                                (Zip code)

                                410-727-1700
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
- - -------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes       X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.10 par value                         15,121,378
- - -------------------------------------------------------------------------------
           (Class)                             (Outstanding at July 29, 1994)

^L



                    ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                                       INDEX


                                                                        Page

   Part I - Financial Information

             Consolidated Statements of Earnings (Unaudited)
               for the three month and six month periods ended
              June 24, 1994 and June 25, 1993                             1

             Consolidated Statements of Financial Condition
               as of June 24, 1994 (Unaudited) and
               December 31, 1993                                         2-3

             Consolidated Statements of Stockholders' Equity
               (Unaudited) for the six month periods ended
               June 24, 1994 and June 25, 1993                            4

             Consolidated Statements of Cash Flows (Unaudited)
               for the six month periods ended June 24, 1994
               and June 25, 1993                                          5

             Notes to Consolidated Financial Statements
               (Unaudited)                                               6-7

             Management's Discussion and Analysis of Results of
               Operations and Financial Condition                       8-11

   Part II - Other Information                                           12

               Signatures                                                13

   Exhibit -

             (11) Calculation of Earnings Per Share (Unaudited)          14


^L

                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                     Consolidated Statements of Earnings
                  (in thousands, except per share amounts)
                              (Unaudited)

                               Three Months Ended        Six Months Ended
                              June 24,     June 25,     June 24,   June 25,
                                1994         1993        1994       1993
                             ---------     --------    ---------  ---------
Revenues:
    Commissions               $ 33,850     $ 30,380    $ 71,894   $ 63,854
    Investment banking          53,371       43,511     104,634     97,016
    Principal transactions      26,839       29,496      62,211     55,985
    Interest and dividends      15,163       11,709      30,442     21,392
    Advisory and other          14,652       14,920      37,106     31,508
                    										--------		   --------	   --------	  --------
   Total                       143,875      130,016     306,287    269,755
										                    --------		   --------	   --------	  --------

Operating expenses:
    Compensation and benefits   83,330       70,863     170,812    149,393
    Communications               6,869        5,961      13,300     11,411
    Occupancy and equipment      7,264        6,494      13,889     12,134
    Interest                     4,490        3,805      10,051      6,596
    Floor brokerage, exchange
      and clearing fees          3,893        3,605       7,701      6,609
    Other operating expenses    13,680       14,076      27,492     25,477
	 							                   		--------		   --------	   --------  	--------
   Total                       119,526      104,804     243,245    211,620
										                    --------		   --------	   --------	  --------

Earnings before income taxes    24,349       25,212      63,042     58,135
Income taxes                     9,861       10,211      25,532     23,051
									                    	--------		   --------	   --------	  --------
Net earnings                  $ 14,488     $ 15,001    $ 37,510   $ 35,084
									                     ========     ========    ========   ========
Earnings per share:

   Primary                    $   0.93     $   0.95    $   2.39   $   2.23
                    										========	  	 ========	   ========	  ========
   Fully diluted              $   0.83     $   0.89    $   2.11   $   2.08
										                    ========	  	 ========	   ========  	========
Weighted average number of
   shares outstanding:

   Primary                      15,586       15,746      15,666     15,725
														                ========		   ========	   ========   ========
   Fully diluted                18,131       17,143      18,223     17,118
										                    ========		   ========	   ========	  ========
Cash dividends declared
   per share                  $  0.175     $   0.15    $  0.325   $  0.275
										                    ========		   ========	   ========	  ========

See accompanying notes to consolidated financial statements.



                                     (1)
^L

             					ALEX. BROWN INCORPORATED AND SUBSIDIARIES

            				 Consolidated Statements of Financial Condition
	                      									(in thousands)

                        											ASSETS

                                                  June 24,     December 31,
                                                    1994           1993
                                																-----------    ------------
                                                (Unaudited)
Cash and cash equivalents                       $    20,529    $    57,005

Receivables:
     Customers                                      761,354        731,404

     Brokers, dealers and clearing organizations    183,348        228,258

     Current state income taxes                       5,983             73

     Other                                           39,460         55,282

Firm trading securities (Note 2)                    114,796         79,007

Securities purchased under agreements
       to resell                                      9,975           -

Deferred income taxes                                10,279          6,979

Memberships in exchanges, at cost
     (market $2,394 and $2,083)                         323            323

Office equipment and leasehold improvements,
     at cost less accumulated depreciation and
     amortization of $31,453 and $26,311             25,903         24,216

Investment securities (Note 5)                       56,904         52,903

Loans to employees to purchase convertible
     subordinated debentures (Note 4)                33,253         29,284

Other assets                                         33,118         18,689
                                 																----------		   ----------
                                                 $1,295,225     $1,283,423
																                                 ==========		   ==========








                       												(continued)

	                          												(2)
^L


             						ALEX. BROWN INCORPORATED AND SUBSIDIARIES

       				Consolidated Statements of Financial Condition (continued)
                      										(in thousands)

             						LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  June 24,     December 31,
                                                    1994           1993
                                																 ----------     ----------
                                                 (Unaudited)
Bank loans                                       $  148,276     $   65,973

Payables:
     Cash management facility                        45,389         68,837

     Customers, including free credit balances      244,084        345,283

     Brokers, dealers and clearing organizations    257,014        175,369

     Current federal and state income taxes           5,275         14,716

     Other                                          132,257        184,030

Securities sold, not yet purchased (Note 2)          30,239         27,402

5.75% Convertible subordinated debentures            24,666         24,642

Employee convertible subordinated debentures
     (Note 4)                                        35,206         31,506

Stockholders' equity (Note 4):
     Common stock of $.10 par value.
       Authorized 50,000,000 shares.
       Issued 15,261,191 shares in 1994
       and 15,356,431 shares in 1993                  1,526          1,536
     Additional paid-in capital                     108,337        114,014
     Loans to employees to purchase common stock    (10,915)       (10,902)
     Retained earnings                              273,871        241,017
                                 															 -----------    -----------
       Total stockholders' equity                   372,819        345,665
														                                 	 -----------    -----------
                                                 $1,295,225     $1,283,423
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



                         													(3)
^L



                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES

           					Consolidated Statements of Stockholders' Equity
								                     		(in thousands)
										                       (Unaudited)

                                                                Loans to
                                                               Employees
                                                  Additional  To Purchase                  Total
                                          Common    Paid-in     Common      Retained   Stockholders'
                                          Stock     Capital     Stock       Earnings     Equity
                          													 ---------	---------	----------	 ---------	-------------

Six months ended June 24, 1994
     Balance at December 31, 1993        $ 1,536   $114,014    $(10,902)    $241,017    $345,665
     Net earnings                                                             37,510      37,510
     Issuance of 299,001 shares of
       common stock                           30      5,162        (218)        -          4,974
     Payments on employee loans                                     205         -            205
     Repurchase and retirement of
       599,395 shares of common stock        (60)   (16,058)         -          -        (16,118)
     Compensation payable in
       common stock                           20      5,219          -          -          5,239
     Dividends paid                                                           (4,656)     (4,656)
	                          												  -------   --------    ---------    ---------   ---------
     Balance at June 24, 1994            $ 1,526   $108,337    $(10,915)    $273,871    $372,819
													                            =======   ========    =========    =========   =========

Six months ended June 25, 1993

     Balance at December 31, 1992        $ 1,519   $112,534    $    -       $160,342    $274,395
     Net earnings                                                             35,084      35,084
     Issuance of 261,561 shares of
       common stock                           26      3,988         -           -          4,014
     Repurchase and retirement of
       81,400 shares of common stock          (8)    (1,631)        -           -         (1,639)
     Compensation payable in
       common stock                            6      1,155         -           -          1,161
     Dividends paid                                                           (3,848)     (3,848)
                          													  -------   --------    ---------    ---------   ---------
     Balance at June 25, 1993            $ 1,543   $116,046    $    -       $191,578    $309,167
													                            =======   ========    =========    =========   =========




See accompanying notes to consolidated financial statements.



                                       (4)
^



              							ALEX. BROWN INCORPORATED AND SUBSIDIARIES

	             						  Consolidated Statements of Cash Flows
							                    				(in thousands)
											                      (Unaudited)

                                                         Six Months Ended
                                                      June 24,      June 25,
                                                       1994           1993
                                  																	  ---------     ----------
Cash flows from operating activities:

  Net earnings                                       $ 37,510       $ 35,084
  Reconciliation of net earnings to net cash
   used for operating activities:
    Depreciation and amortization                       3,868          3,081
    Non-cash compensation expense                       5,239          1,161
    Gain on investment securities                      (5,565)        (4,774)
    Other                                                  24             24
    (Increase) decrease in assets:
      Receivables                                      24,872         12,715
      Firm trading securities                         (35,789)       (56,928)
      Securities purchased under agreements to resell  (9,975)           -
      Deferred income taxes                            (3,300)       (11,293)
      Other assets                                    (14,429)        (1,547)
    Increase (decrease) in liabilities:
      Payables                                        (80,791)       (71,670)
      Securities sold, not yet purchased                2,837         (4,417)
                                  																	  ---------      ---------
Net cash used for operating activities                (75,499)       (98,564)
                                  																	  ---------      ---------

Cash flows from financing activities:

  Net proceeds (payments):
    Short-term loans                                   86,678         62,100
    Cash management facility                          (23,448)       (12,536)
  Proceeds from term loan                                 -            7,500
  Payments on term loans                               (4,375)        (2,024)
  Issuance of common stock                              4,933          4,014
  Repurchase of common stock                          (16,118)        (1,639)
  Dividends paid to stockholders                       (4,656)        (3,848)
																	                                    ---------      ---------
Net cash provided by financing activities              43,014         53,567
																	                                    ---------      ---------

Cash flows from investing activities:

  Purchase of office equipment and leasehold
   improvements                                        (5,555)        (4,826)
  Purchase of investment securities                   (12,769)        (2,611)
  Sale of investment securities                        14,333          1,143
                                  																	  ---------      ---------
Net cash used for investing activities                 (3,991)        (6,294)
																	                                    ---------      ---------

Net decrease in cash and cash equivalents             (36,476)       (51,291)
Cash and cash equivalents at beginning of period       57,005         87,064
                                  																	  ---------      ---------
Cash and cash equivalents at end of period           $ 20,529       $ 35,773
																	                                    =========      =========

See accompanying notes to consolidated financial statements.

                                       (5)
^L

                 ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                               June 24, 1994
                                (Unaudited)

Notes:

(1) The accompanying financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary to fairly reflect the Company's financial position and results of operations, consisting of normal recurring adjustments, have been included. Certain expense items in 1993 have been reclassified to conform to the current year presentation.

(2) Firm trading securities and securities sold, not yet purchased consisted of the following (in thousands):

	                                    Long                   Short
   	                          6/24/94   12/31/93     6/24/94     12/31/93
                   										 --------   --------    --------     --------
   United States government
        and agencies           $  9,032    $ 4,738    $ 11,579      $ 1,989
    Mortgage-backed              10,315        167       1,894            6
    States and municipalities    44,223     40,290         876          189
    Corporate debt               30,470     11,959       2,006        3,975
    Corporate equity             20,756     21,853      13,884       21,243
										                     --------    -------     -------      -------
                               $114,796    $79,007     $30,239      $27,402
										                     ========    =======     =======      =======

(3) In July 1994, the Company declared a $.175 quarterly cash dividend payable August 10, 1994 to stockholders of record on July 29, 1994.

(4) During 1994, the Company issued $4,417,000 convertible subordinated debentures to certain employees pursuant to the 1991 Equity Incentive Plan. The debentures are convertible into the Company's Common Stock three and four years after the date issued. The Company made loans to employees to fund the purchases of the debentures. During the first quarter of 1994, employees converted $246,000 convertible subordinated debentures, which were issued in January 1991, into 29,009 shares of the Company's Common Stock.

(5) Investment securities at June 24, 1994 included $21.3 million of merchant banking investments and $12.5 million managed by an affiliate, which included marketable securities with a long market value of $9.3 million and a short market value of $7.6 million.




                                    (6)
^L

                 ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                               June 24, 1994
                                (Unaudited)

Notes (Continued):



(6) COMMITMENTS AND CONTINGENCIES

    Letters of Credit
    At June 24, 1994, the Company's principal subsidiary, Alex. Brown & Sons Incorporated, was contingently liable for up to $24,279,000 under unsecured letters of credit and $22,320 under secured letters of credit used to satisfy required margin deposits at four securities clearing corporations.

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

                             RESULTS OF OPERATIONS
              Second Quarter 1994 Compared to Second Quarter 1993

Revenues totaled $143.9 million, an 11% increase as compared to $130.0 million in the second quarter of 1993. Commission revenues increased 11% to $33.8 million for the quarter, primarily as a result of increased institutional listed commissions. Investment banking revenues increased 23% to $53.4 million, primarily as a result of significant increases from merger and advisory work, which more than offset a decline in underwriting revenues. Principal transaction revenues decreased 9% to $26.8 million, primarily reflecting declines in equity trading revenues, which offset an increase in fixed income trading revenues, including increases in mortgage-backed and municipal trading revenues. Interest and dividend revenues increased 30% to $15.2 million from $11.7 million, resulting primarily from higher margin loan balances and interest rate increases. Advisory and other revenues decreased 2% to $14.7 million, principally reflecting a $2.0 million reduction in the valuation of a merchant banking investment; partially offsetting this decline were increases in revenues from Asset Management, Correspondent Services operations and gains from investments. During the second quarter of 1993, advisory and other revenues included a $2.1 million gain in the value of merchant banking investments.

Operating expenses totaled $119.5 million, a 14% increase from $104.8 million in the second quarter of the 1993. Compensation and benefits increased 18% from $70.9 million to $83.3 million, primarily as a result of increased incentive and salary expense. Communications expense increased 15% to $6.9 million, reflecting increased levels of business activity. Occupancy and equipment expense increased 12% to $7.3 million, primarily as a result of planned growth and increased technology expenditures. Interest expense increased 18% to $4.5 million from $3.8 million, primarily as a result of the need to finance increased margin loans and inventories, and as a result of rate increases in overnight borrowings. Floor brokerage, exchange and clearing fees increased 8% to $3.9 million, reflecting an increased volume of listed trades. Other operating expenses decreased 3% to $13.7 million, primarily reflecting declines in professional and affiliate expenses, which offset increases in expenses associated with the level of business activity.

The Company's effective tax rate for the quarter was 40.5%., which was unchanged versus the prior year.

As a result of the above, net earnings decreased by 3% to $14.5 million from $15.0 million in the second quarter of 1993. Primary and fully diluted earnings per share were $.93 and $.83, respectively, as compared to $.95 and $.89 per share for the same period in the prior year.
                                      (8)

^L

                  Six Months 1994 Compared to Six Months 1993

Revenues for the six months totaled $306.3 million, a 14% increase as compared to $269.8 million in the first six months of 1993. Commission revenues increased 13% to $71.9 million during the first half of 1994, primarily as a result of increased institutional listed commissions over the same period in the prior year. Investment banking revenues increased 8% to $104.6 million, primarily as a result of increases from merger and advisory work, which more than offset a decline in underwriting revenues. Principal transaction revenues increased 11% to $62.2 million from $56.0 million, due primarily to increases in fixed income trading revenues, particularly in the area of mortgage-backed and government trading. Interest and dividend revenues increased 42% to $30.4 million from $21.4 million, resulting primarily from higher margin loan balances and increased interest-bearing securities positions. Advisory and other revenues increased 18% to $37.1 million, reflecting increases in Asset Management, Correspondent Services operations and increases in investment revenues. These increases more than offset a revenue decline relating to the valuation of publicly-traded merchant banking investments.

Operating expenses totaled $243.2 million, a 15% increase from $211.6 million in the first six months of 1993. Compensation and benefits increased 14% from $149.4 million to $170.8 million, primarily as a result of increased incentive, salary and commission expense. Communications expense increased 17% to $13.3 million, reflecting increased levels of business activity.
Occupancy and equipment expense increased 14% to $13.9 million from $12.1 million, primarily as a result of planned growth and increased technology expenditures. Interest expense increased 52% to $10.1 million from $6.6 million, primarily as a result of the need to finance increased margin loans, government securities and reverse repurchase agreements. Floor brokerage, exchange and clearing fees increased 17% to $7.7 million, reflecting higher volumes of listed trades. Other operating expenses increased 8% to $27.5 million from $25.5 million, reflecting the increased level of business activity.

The Company's effective tax rate for the six months was 40.5%, compared to 39.7% for the first six months of 1993.

As a result of the above, net earnings increased by 7% to $37.5 million from $35.1 million in the first six months of 1993. Primary and fully diluted earnings per share were $2.39 and $2.11, respectively, as compared to $2.23 and $2.08 per share for the same period in the prior year.

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


                                      (9)

^L

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

High yield securities, also referred to as "junk" bonds, are debt securities and non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB. The market for high yield securities can be extremely volatile and many experienced significant declines in the past several years. At June 24, 1994, in its high yield operations, Alex. Brown had $22.3 million and $1.0 million of long and short inventory, respectively, as compared to $5.2 million and $.9 million at year-end 1993.

As of June 24, 1994, the carrying value of the Company's merchant banking investments was $21.3 million, compared to $16.6 million at year-end 1993. Losses related to merchant banking investments were $2.0 million for the second quarter of 1994, reflecting a reduction in the valuation of a merchant banking investment. It is anticipated that merchant banking investments will generally have a holding period of three years or more. It is also anticipated that these activities will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business. These loans may be secured or unsecured and are funded through general working capital sources. At
June 24, 1994, $3.0 million of such loans were outstanding.

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

During the first six months of 1994, the Company repurchased a total of 599,395 shares of its Common Stock at a cost of $16.1 million. As of July 18, 1994, the Company had a remaining repurchase authorization of approximately 2.3 million shares. The Company anticipates that, subject to market conditions, it will make additional repurchases in the future.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The rule may limit the Company's ability to withdraw capital from Alex. Brown. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At June 24, 1994, Alex. Brown had aggregate net capital of $237.8 million, which exceeded the minimum net capital requirements by $221.4 million.


                                     (10)
^L

Management of the Company believes that existing capital and credit facilities, when combined with funds generated from operations, will provide the Company with sufficient resources to meet its present and reasonably foreseeable cash and capital needs.


                                RISK MANAGEMENT

The Company records securities transactions on a settlement date basis. The risk of loss on unsettled transactions and on settled transactions that have not cleared relates to customers' or brokers' inability or refusal to meet the terms of their contracts. The Company continually monitors its exposure to market and counterparty risk through a variety of financial, inventory position and credit exposure reporting and control procedures. Members of senior management serve on the Risk Management, Credit and Investment Committees, each of which meets on a regular basis. Each trading department is subject to internal position limits established by the Risk Management Committee which also reviews positions and results of the trading departments. Alex. Brown's Credit Committee establishes and reviews appropriate credit limits for customers and brokers seeking margin, repurchase and reverse repurchase agreement facilities and securities borrowed and securities loaned arrangements. The Investment Committee approves investment purchases and sales and reviews holdings.






                                     (11)

^L

Part II - Other Information

Item 1 - Legal Proceedings

    The Company has been named as a defendant in five purported class action proceedings that allege violations of a Federal anti-trust statute. The actions were instituted during July, 1994 in the United States District Court for the District of Columbia, and are entitled: Hennessey v. Alex. Brown & Sons Incorporated, et al.; Krum v. Alex. Brown & Sons Incorporated, et al.; Sachs v. Alex. Brown & Sons Incorporated, et al.; Silverman v. Alex. Brown & Sons Incorporated, et al.; and Tolchin v. Alex. Brown & Sons Incorporated, et al. The plaintiffs allege that the Company, along with twenty-three other defendants that act as dealers on the NASDAQ computerized quotations system, conspired to raise and fix the spreads between the bid and ask prices of securities traded over NASDAQ. Plaintiffs further allege that as a result of such conspiracy, NASDAQ spreads are larger than spreads for stocks traded on the New York Stock Exchange and the American Stock Exchange. The purported class consists of all persons in the United States who are current customers and who bought or sold securities through NASDAQ within four years prior to the filing of the complaints. Plaintiffs seek treble damages of an unspecified amount.

    On April 25, 1994, the Supreme Court of the State of Delaware reversed a decision of the Delaware Chancery Court dismissing the Company from a previously reported suit entitled Branson v. Exide Electronics Corporation, et al. The suit, originally filed on May 3, 1990, remains pending in Delaware Chancery Court, New Castle County and pertains to the December,
1989 public offering (the "Offering") of 1.2 million shares of the Common Stock of Exide Electronics Group, Inc. ("Exide") at $12.50 per share. The Company was lead manager of the Offering and directly underwrote 224,000 shares. Plaintiff purports to represent a class consisting of all persons who purchased shares of Exide in the Offering. The complaint alleges violations of the Securities Act of 1933 and of Delaware common law in connection with alleged untrue statements and omissions of material facts in the registration statement and prospectus prepared in connection with the Offering. In particular, the complaint alleges that the prospectus failed to properly disclose Exide's exposure with respect to litigation that had been pending against Exide in a California court and in which a jury returned a verdict against Exide, in April, 1990, in the amount of $14.9 million. Immediately following the verdict, Exide shares traded in the range of $7-8 per share. Plaintiff seeks unspecified compensatory damages, costs and fees.

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits
         (11) Statement re:  Calculation of Earnings Per Share

    (b)  No reports on Form 8-K were filed during the quarter ended
         June 24, 1994




                                    (12)

^L
                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ALEX. BROWN INCORPORATED
                                 (Registrant)




Date:   August 4, 1994                           A. B. KRONGARD
                         														------------------------------------
                                       Chairman and Chief Executive Officer



Date:  August 4, 1994                          BEVERLY L. WRIGHT
									                         					------------------------------------
                                       Principal Financial Officer












                                     (13)

^L

              						ALEX. BROWN INCORPORATED AND SUBSIDIARIES

               							Calculation of Earnings Per Share
					             	(in thousands, except per share amounts)
										                     	(Unaudited)

                                    Three Months Ended    Three Months Ended
                                      June 24, 1994         June 25, 1993
                        												------------------    --------------------
                                                Fully                 Fully
                                     Primary   Diluted    Primary    Diluted
												                        --------   -------	   --------		--------
Weighted average shares outstanding:
    Common stock                     15,347     15,347    15,426      15,426
    Stock options                       239        239       320         331
    Convertible subordinated
      debentures                         -       2,545        -        1,386
												                        -------    -------   -------     -------
                                     15,586     18,131    15,746      17,143
												                        =======    =======   =======     =======
Net earnings for calculating
  earnings per share:
    Net earnings                    $14,488    $14,488   $15,001     $15,001
    Interest expense on
      convertible subordinated
      debentures, net of tax             -         519        -          296
												                        -------    -------   -------     -------
                                    $14,488    $15,007   $15,001     $15,297
												                        =======    =======   =======     =======

Earnings per share                  $  0.93    $  0.83   $  0.95     $  0.89
                        												=======    =======   =======     =======

                                     Six Months Ended      Six Months Ended
                                      June 24, 1994         June 25, 1993
                        												------------------	    ------------------
                                                Fully                  Fully
                                    Primary    Diluted     Primary    Diluted
												                        -------    -------	   --------    -------
Weighted average shares outstanding:
    Common stock                     15,404     15,404     15,383      15,383
    Stock options                       262        279        342         349
    Convertible subordinated
      debentures                         -       2,540         -        1,386
										                        		-------    -------    -------     -------
                                     15,666     18,223     15,725      17,118
											                        	=======    =======    =======     =======

Net earnings for calculating
  earnings per share:
    Net earnings                    $37,510    $37,510    $35,084     $35,084
    Interest expense on
      convertible subordinated
      debentures, net of tax             -         995         -          571
						                        						-------    -------    -------     -------
                                    $37,510    $38,505    $35,084     $35,655
											                        	=======    =======    =======     =======

Earnings per share                  $  2.39    $  2.11    $  2.23     $  2.08
                        												=======    =======    =======     =======



                       													(14)



							                                              ALEX. BROWN INCORPORATED
				                                                 135 E. Baltimore Street
			                                                  Baltimore, MD  21202

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.