Form 10-Q
period 1994-09-30
BROWN ALEX INC
filed 1994-11-09
CIK 787977

^L



                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended September 30, 1994

   Commission file number 0-14199

                              ALEX. BROWN INCORPORATED

              (Exact name of registrant as specified in its charter)

              Maryland                                            52-1434118
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                       135 E. Baltimore St., Baltimore, MD
                                      21202
                       (Address of principal executive offices)
                                   (Zip code)

                                  410-727-1700

               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                             Yes       X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.10 par value                        14,959,594
                   (Class)                   (Outstanding at October 28, 1994)




^L
                    ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                                    INDEX


                                                                        Page

   Part I - Financial Information

             Consolidated Statements of Earnings (Unaudited)
               for the three month and nine month periods ended
               September 30, 1994 and September 24, 1993                 1

             Consolidated Statements of Financial Condition
               as of September 30, 1994 (Unaudited) and
               December 31, 1993                                        2-3

             Consolidated Statements of Stockholders' Equity
               (Unaudited) for the nine month periods ended
               September 30, 1994 and September 24, 1993                 4

             Consolidated Statements of Cash Flows (Unaudited)
               for the nine month periods ended September 30, 1994
               and September 24, 1993                                    5

             Notes to Consolidated Financial Statements
               (Unaudited)                                              6-7

             Management's Discussion and Analysis of Results of
               Operations and Financial Condition                      8-11

   Part II - Other Information                                          12

               Signatures                                               13

   Exhibit -

             (11) Calculation of Earnings Per Share (Unaudited)         14



^L
                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                    Consolidated Statements of Earnings
                  (in thousands, except per share amounts)
                                 (Unaudited)

                             Three Months Ended           Nine Months Ended
                         September 30, September 24, September 30, September 24,
                              1994         1993          1994         1993
                         ------------- ------------- ------------- -------------
Revenues:
    Commissions              $ 33,737     $ 30,440      $105,631     $ 94,294
    Investment banking         46,011       52,389       150,645      149,405
    Principal transactions     29,378       32,087        91,589       88,072
    Interest and dividends     18,597       12,389        49,039       33,781
    Advisory and other         17,728       12,369        54,834       43,877
                             --------     --------      --------     --------
      Total                   145,451      139,674       451,738      409,429
                             --------     --------      --------     --------

Operating expenses:
    Compensation and benefits  82,448       79,891       253,260      229,284
    Communications              7,127        5,874        20,422       17,285
    Occupancy and equipment     7,803        6,941        21,692       19,075
    Interest                    6,114        3,927        16,165       10,523
    Floor brokerage, exchange
      and clearing fees         4,125        3,514        11,826       10,123
    Other operating expenses   15,519       13,120        43,016       38,597
                             --------     --------      --------     --------
      Total                   123,136      113,267       366,381      324,887
                             --------     --------      --------     --------

Earnings before income taxes   22,315       26,407        85,357       84,542
Income taxes                    9,037       11,179        34,569       34,230
                             --------     --------      --------     --------
Net earnings                 $ 13,278     $ 15,228      $ 50,788     $ 50,312
                             ========     ========      ========     ========
Earnings per share:

   Primary                   $   0.87     $   0.95      $   3.27     $   3.18
                             ========     ========      ========     ========
   Fully diluted             $   0.78     $   0.86      $   2.90     $   2.92
                             ========     ========      ========     ========
Weighted average number of
   shares outstanding:

   Primary                     15,340       16,076        15,549       15,845
                             ========     ========      ========     ========
   Fully diluted               17,834       18,148        18,076       17,541
                             ========     ========      ========     ========
Cash dividends declared
   per share                 $  0.175     $   0.15      $   0.50     $  0.425
                             ========     ========      ========     ========

See accompanying notes to consolidated financial statements.



                                             (1)
^L

                     ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                   Consolidated Statements of Financial Condition
                                  (in thousands)

                                      ASSETS

                                               September 30,  December 31,
                                                   1994           1993
                                               -------------  ------------
                                                (Unaudited)
Cash and cash equivalents                        $   18,454    $   57,005

Receivables:
     Customers                                      778,222       731,404

     Brokers, dealers and clearing organizations    180,763       228,258

     Current federal and state income taxes           4,407            73

     Other                                           34,658        55,282

Firm trading securities (Note 2)                     97,950        79,007

Securities purchased under agreements
       to resell                                      6,948           -

Deferred income taxes                                15,239         6,979

Memberships in exchanges, at cost
     (market $2,367 and $2,083)                         323           323

Office equipment and leasehold improvements,
     at cost less accumulated depreciation and
     amortization of $35,327 and $29,783             28,363        24,216

Investment securities                                45,550        52,903

Loans to employees to purchase convertible
     subordinated debentures (Note 4)                32,879        29,284

Other assets                                         33,801        18,689
                                                 ----------    ----------
                                                 $1,277,557    $1,283,423
                                                 ==========    ==========



                                    (continued)

                                        (2)
^L

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES

            Consolidated Statements of Financial Condition (continued)
                               (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,    December 31,
                                                     1994            1993
                                                -------------    ------------
                                                 (Unaudited)
Bank loans                                         $  155,367    $   65,973

Payables:
     Cash management facility                          54,612        68,837

     Customers, including free credit balances        245,742       345,283

     Brokers, dealers and clearing organizations      215,483       175,369

     Current federal and state income taxes               472        14,716

     Other                                            147,839       184,030

Securities sold, not yet purchased (Note 2)            21,481        27,402

5.75% Convertible subordinated debentures              24,678        24,642

Employee convertible subordinated debentures
     (Note 4)                                          34,138        31,506

Stockholders' equity (Note 4):
     Common stock of $.10 par value.
       Authorized 50,000,000 shares.
       Issued 15,089,873 shares in 1994
       and 15,356,431 shares in 1993                    1,509         1,536
     Additional paid-in capital                       102,479       114,014
     Loans to employees to purchase common stock      (10,745)      (10,902)
     Retained earnings                                284,502       241,017
                                                   -----------   -----------
       Total stockholders' equity                     377,745       345,665
                                                   -----------   -----------
                                                   $1,277,557    $1,283,423
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.



                                       (3)

^

                    ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                  Consolidated Statements of Stockholders' Equity
                                (in thousands)
                                 (Unaudited)

                                                                  Loans to
                                                                  Employees
                                                   Additional    To Purchase                Total
                                        Common      Paid-in        Common      Retained   Stockholders'
                                         Stock       Capital        Stock       Earnings     Equity
                                      ----------   ----------    -----------  ----------- -------------
Nine months ended September 30, 1994
     Balance at December 31, 1993     $    1,536   $  114,014    $  (10,902)  $  241,017  $  345,665
     Net earnings                            -            -             -         50,788      50,788
     Issuance of 415,813 shares of
       common stock                           42        6,645          (218)         -         6,469
     Payments on employee loans              -            -             375          -           375
     Repurchase and retirement of
       887,225 shares of common stock        (89)     (23,424)          -            -       (23,513)
     Compensation payable in
       common stock                           20        5,244           -            -         5,264
     Dividends paid                          -            -             -         (7,303)     (7,303)
                                      -----------  -----------   -----------  ----------- -----------
     Balance at September 30, 1994    $    1,509   $  102,479    $  (10,745)  $  284,502  $  377,745
                                      ===========  ===========   ===========  =========== ===========

Nine months ended September 24, 1993
     Balance at December 31, 1992     $    1,519   $  112,534           -     $  160,342  $  274,395
     Net earnings                            -            -             -         50,312      50,312
     Issuance of 880,743 shares of
       common stock                           88       18,258       (12,920)         -         5,426
     Repurchase and retirement of
       116,400 shares of common stock        (11)      (2,399)          -            -        (2,410)
     Compensation payable in
       common stock                            5        1,178           -            -         1,183
     Dividends paid                                                     -         (6,158)     (6,158)
                                      -----------  -----------   -----------  ----------- -----------
     Balance at September 24, 1993    $    1,601   $  129,571    $  (12,920)  $  204,496  $  322,748
                                      ==========   ==========    ===========  =========== ===========


See accompanying notes to consolidated financial statements.


                                    (4)
^L

                    ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                      Nine Months Ended
                                                 September 30,  September 24,
                                                     1994           1993
                                                 -------------  -------------
Cash flows from operating activities:

  Net earnings                                     $   50,788    $   50,312
  Reconciliation of net earnings to net cash
   used for operating activities:
    Depreciation and amortization                       5,972         5,053
    Non-cash compensation expense                       5,264         1,183
    Gain on investment securities                      (7,550)       (3,287)
    Other                                                  (4)           37
    (Increase) decrease in assets:
      Receivables                                      16,967       (46,011)
      Firm trading securities                         (18,943)       (5,561)
      Securities purchased under agreements to resell  (6,948)          -
      Deferred income taxes                            (8,260)      (23,006)
      Other assets                                    (15,112)       (1,478)
    Increase (decrease) in liabilities:
      Payables                                       (109,862)      (37,282)
      Securities sold, not yet purchased               (5,921)          581
                                                   -----------   -----------
Net cash used for operating activities                (93,609)      (59,459)
                                                   -----------   -----------

Cash flows from financing activities:

  Net proceeds (payments):
    Short-term loans                                   81,489        35,900
    Cash management facility                          (14,225)      (25,910)
  Proceeds from term loan                              15,000         7,500
  Payments on term loans                               (7,095)       (4,969)
  Issuance of common stock                              5,921         5,426
  Repurchase of common stock                          (23,513)       (2,410)
  Dividends paid to stockholders                       (7,303)       (6,158)
                                                   -----------   -----------
Net cash provided by financing activities              50,274         9,379
                                                   -----------   -----------

Cash flows from investing activities:

  Purchase of office equipment and leasehold
   improvements                                       (10,119)       (6,080)
  Purchase of investment securities                   (13,121)       (3,923)
  Sale of investment securities                        28,024         1,153
                                                   -----------   -----------
Net cash provided by (used for) investing activities    4,784        (8,850)
                                                   -----------   -----------

Net decrease in cash and cash equivalents             (38,551)      (58,930)
Cash and cash equivalents at beginning of period       57,005        87,064
                                                   -----------   -----------
Cash and cash equivalents at end of period         $   18,454    $   28,134
                                                   ===========   ===========

See accompanying notes to consolidated financial statements.

                                   (5)

^L
                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 1994
                                  (Unaudited)

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

(2) Firm trading securities and securities sold, not yet purchased consisted of the following (in thousands):

                                    Long                      Short
                              9/30/94  12/31/93         9/30/94    12/31/93
                              -------  --------        --------    --------
    United States government
        and agencies          $ 8,552   $ 4,738         $11,472     $ 1,989
    Mortgage-backed             9,963       167             -             6
    States and municipalities  34,834    40,290             167         189
    Corporate debt             17,926    11,959           1,972       3,975
    Corporate equity           26,675    21,853           7,870      21,243
                              -------   -------         -------     -------
                              $97,950   $79,007         $21,481     $27,402
                              =======   =======         =======     =======

(3) In October 1994, the Company declared a $.175 quarterly cash dividend payable November 8, 1994 to stockholders of record on October 28, 1994.

(4) During 1994, the Company issued $4,417,000 convertible subordinated debentures to certain employees pursuant to the 1991 Equity Incentive Plan. The debentures are convertible into the Company's Common Stock three and four years after the date issued. The Company made loans to employees to fund the purchases of the debentures. During 1994, employees converted $923,000 convertible subordinated debentures, which were issued in January 1991, into 108,611 shares of the Company's Common Stock.



                                     (6)

^L>PAGE>
                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 1994
                                  (Unaudited)

Notes (Continued):



(5) COMMITMENTS AND CONTINGENCIES

    Letters of Credit
    At September 30, 1994, the Company's principal subsidiary, Alex. Brown
    & Sons Incorporated, was contingently liable for up to $42,179,000 under unsecured letters of credit and $22,320 under secured letters of credit used to satisfy required margin deposits at four securities clearing corporations.

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















                                     (7)

^L
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Alex. Brown Incorporated (the "Company") is a holding company whose primary subsidiary is Alex. Brown & Sons Incorporated ("Alex. Brown") a major investment banking and securities brokerage firm. The Company, like other securities firms, is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities, changes in interest rates and demand for investment banking and securities brokerage services, all of which have an impact on the Company's revenues as well as its liquidity.
Substantial fluctuations can occur in the Company's revenues and net earnings due to these and other factors.

In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, consisting primarily of salaries and benefits, communications and occupancy expenses, remain relatively fixed. Accordingly, net earnings for any period should not be considered representative of any other period.

                            RESULTS OF OPERATIONS
              Third Quarter 1994 Compared to Third Quarter 1993

Revenues totaled $145.5 million, a 4% increase as compared to $139.7 million in the third quarter of 1993. Commission revenues increased 11% to $33.7 million for the quarter, primarily as a result of increased institutional listed commissions. Investment banking revenues decreased 12% to $46.0 million, primarily reflecting declines in underwriting revenues, which offset a significant increase from merger and advisory work. Principal transaction revenues decreased 8% to $29.4 million, primarily reflecting declines in fixed income trading revenues, which offset an increase in equity trading revenues.
Interest and dividend revenues increased 50% to $18.6 million from $12.4 million, resulting primarily from interest rate increases and higher margin loan balances. Advisory and other revenues increased 43% to $17.7 million, primarily reflecting a $2.2 million gain resulting from the sale of a merchant banking investment and increases in Asset Management operations.

Operating expenses totaled $123.1 million, a 9% increase from $113.3 million in the third quarter of 1993. Compensation and benefits increased 3% from $79.9 million to $82.4 million, primarily as a result of increased salary expense. Communications expense increased 21% to $7.1 million, reflecting increased levels of business activity. Occupancy and equipment expense increased 12% to $7.8 million, primarily as a result of planned growth and increased technology expenditures. Interest expense increased 56% to $6.1 million from $3.9 million, primarily as a result of the need to finance increased margin loans and inventories, and as a result of rate increases on overnight borrowings. Floor brokerage, exchange and clearing fees increased 17% to $4.1 million, reflecting an increased volume of listed trades.
Other operating expenses increased 18% to $15.5 million, primarily reflecting increases in expenses associated with the level of business activity, which was partially offset by a decrease in affiliate expenses.

The Company's effective tax rate for the quarter was 40.5%., compared to 42.3% for the third quarter of 1993.

As a result of the above, net earnings decreased by 13% to $13.3 million from $15.2 million in the third quarter of 1993. Primary and fully diluted earnings per share were $.87 and $.78, respectively, as compared to $.95 and $.86, respectively, for the same period in the prior year.

                                     (8)
^L
                Nine Months 1994 Compared to Nine Months 1993

Revenues for the nine months totaled $451.7 million, a 10% increase as compared to $409.4 million in the first nine months of 1993.
Commission revenues increased 12% to $105.6 million, primarily as a result of increased institutional listed commissions. Investment banking revenues increased 1% to $150.6 million, primarily as a result of increases from merger and advisory work, which offset a decline in underwriting revenues. Principal transaction revenues increased 4% to $91.6 million from $88.1 million, due primarily to increases in fixed income trading revenues, particularly in the areas of government and mortgage-backed trading. Interest and dividend revenues increased 45% to $49.0 million from $33.8 million, resulting primarily from higher margin loan balances, increased interest-bearing securities positions and interest rate increases. Advisory and other revenues increased 25% to $54.8 million, primarily reflecting increases in investment revenues and Asset Management operations.

Operating expenses totaled $366.4 million, a 13% increase from $324.9 million in the first nine months of 1993. Compensation and benefits increased 10% from $229.3 million to $253.3 million, primarily as a result of increased salary and incentive expense. Communications expense increased 18% to $20.4 million, reflecting increased levels of business activity. Occupancy and equipment expense increased 14% to $21.7 million from $19.1 million, primarily as a result of planned growth and increased technology expenditures. Interest expense increased 54% to $16.2 million from $10.5 million, primarily as a result of the need to finance increased margin loans, increased interest-bearing securities positions and interest rate increases.
Floor brokerage, exchange and clearing fees increased 17% to $11.8 million, reflecting higher volumes of listed trades. Other operating expenses increased 11% to $43.0 million from $38.6 million, reflecting the increased level of business activity.

The Company's effective tax rate for the nine months was 40.5%, which was unchanged from the prior year.

As a result of the above, net earnings increased by 1% to $50.8 million from $50.3 million in the first nine months of 1993. Primary and fully diluted earnings per share were $3.27 and $2.90, respectively, as compared to $3.18 and $2.92, respectively, for the same period in the prior year.

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

                                     (9)
^L

High yield securities, also referred to as "junk" bonds, are debt securities and non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB. The market for high yield securities can be extremely volatile and many experienced significant declines in the past several years. At September 30, 1994, in its high yield operations, Alex. Brown had $9.5 million and $1.9 million of long and short inventory, respectively, as compared to $5.2 million and $.9 million at year-end 1993.

As of September 30, 1994, the carrying value of the Company's merchant banking investments was $12.4 million, compared to $16.6 million at year-end 1993. Gains related to merchant banking investments were $2.2 million for the third quarter of 1994, reflecting the sale of a merchant banking investment. It is anticipated that merchant banking investments will generally have a holding period of three years or more. It is also anticipated that these activities will be funded with existing sources of working capital. The Company had no outstanding bridge loans at September 30, 1994.

From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business. These loans may be secured or unsecured and are funded through general working capital sources. At September 30, 1994, $3.0 million of such loans were outstanding.

The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned, repurchase agreements and bank loans.

The Company borrows from banks on a short-term basis under arrangements pursuant to which the amount of funds available to the Company is based on the value of the securities owned by the Company and customers' margin securities pledged as collateral. In addition, the Company borrows on a long-term basis from banks on both an unsecured basis and with fixed assets pledged as collateral. The Company has historically been able to obtain necessary bank borrowings and believes that it will continue to be able to do so in the future. The Company also has a total of $125 million of unsecured and secured financing from banks available under committed, revolving lines of credit, of which $25 million expires in August 1995 and $100 million expires in August 1996.

During the first nine months of 1994, the Company repurchased a total of 887,225 shares of its Common Stock at a cost of $23.5 million. As of October 18, 1994, the Company had a remaining repurchase authorization of approximately 2.2 million shares. The Company anticipates that, subject to market conditions, it will make additional repurchases in the future.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The rule may limit the Company's ability to withdraw capital from Alex. Brown. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At September 30, 1994, Alex. Brown had aggregate net capital of $247.6 million, which exceeded the minimum net capital requirements by $231.3 million.

Management of the Company believes that existing capital and credit facilities, when combined with funds generated from operations, will provide the Company with sufficient resources to meet its present and reasonably foreseeable cash and capital needs.




                                    (10)

^L
                               RISK MANAGEMENT

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



































                                    (11)
^L

Part II - Other Information

Item 1 - Legal Proceedings

    Taxable Municipal Bond Securities Litigation

    As most recently reported in the Company's Form 10-K for the fiscal year ending December 31, 1993, in August 1990, Alex. Brown was named as a defendant in several class action lawsuits brought on behalf of certain municipal bond investors arising from taxable municipal bond offerings in 1986 in which Alex. Brown participated as an underwriter. In November 1990, the suits were consolidated before the United States District Court for the Eastern District of Louisiana under the caption In re: Taxable Municipal Bond Securities Litigation MDL No. 803. In August 1994, the underwriter defendants reached a settlement with most of the class plaintiffs.

    URCARCO, Inc.

    As most recently reported in the Company's Form 10-K for the fiscal year ending December 31, 1993, in July 1990, Alex. Brown was named as a defendant in several suits that were consolidated under the caption Melder v. Morris, Index No. 3:90-CV-1737-X, and were pending in the United States District Court for the Northern District of Texas, Dallas Division, arising out of the May, 1990 public offering of shares of the common stock of URCARCO, Inc. On May 18, 1993, the District Court dismissed Plaintiffs' claims under the federal securities laws on the grounds that the complaint failed to state a claim. On August 8, 1994, the United States Court of Appeals for the Firth Circuit affirmed the District Court's order of dismissal.


Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits
         (11) Statement re:  Calculation of Earnings Per Share

    (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994

















                                     (12)

^L

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ALEX. BROWN INCORPORATED
                                 (Registrant)


Date:   November 9, 1994                  A. B. KRONGARD
                                          ------------------------------------
                                          Chairman and Chief Executive Officer



Date:  November 9, 1994                   BEVERLY L. WRIGHT
                                          ------------------------------------
                                          Principal Financial Officer


















                                     (13)


^L
                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                      Calculation of Earnings Per Share
                   (in thousands, except per share amounts)
                                (Unaudited)

                                   Three Months Ended       Three Months Ended
                                   September 30, 1994       September 24, 1993
                                              Fully                     Fully
                                    Primary   Diluted       Primary    Diluted
                                   --------  --------       -------    --------

Weighted average shares outstanding:
    Common stock                     15,088    15,088        15,730    15,730
    Stock options                       252       252           346       429
    Convertible subordinated
      debentures                        -       2,494           -       1,989
                                    -------   -------       -------   -------
                                     15,340    17,834        16,076    18,148
                                    =======   =======       =======   =======

Net earnings for calculating
  earnings per share:
    Net earnings                    $13,278   $13,278       $15,228   $15,228
    Interest expense on
      convertible subordinated
      debentures, net of tax            -         554           -         405
                                    -------   -------       -------   -------
                                    $13,278   $13,832       $15,228   $15,633
                                    =======   =======       =======   =======

Earnings per share                  $  0.87   $  0.78       $  0.95   $  0.86
                                    =======   =======       =======   =======

                                    Nine Months Ended        Nine Months Ended
                                   September 30, 1994       September 24, 1993
                                   -------------------      ------------------
                                               Fully                    Fully
                                    Primary   Diluted       Primary    Diluted
                                    -------   -------       -------    -------
Weighted average shares outstanding:
    Common stock                     15,291    15,291        15,501    15,501
    Stock options                       258       270           344       448
    Convertible subordinated
      debentures                        -       2,515           -       1,592
                                    -------   -------       -------   -------
                                     15,549    18,076        15,845    17,541
                                    =======   =======       =======   =======

Net earnings for calculating
  earnings per share:
    Net earnings                    $50,788   $50,788      $50,312    $50,312
    Interest expense on
      convertible subordinated
      debentures, net of tax            -       1,543          -          967
                                    -------   -------      -------    -------
                                    $50,788   $52,331      $50,312    $51,279
                                    =======   =======      =======    =======

Earnings per share                  $  3.27   $  2.90      $  3.18    $  2.92
                                    =======   =======      =======    =======



                                     (14)
^L