Form 10-K405
BROWN ALEX INC
filed 1995-03-29
CIK 787977

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1994
                      Commission File No. 0-14199

                        ALEX. BROWN INCORPORATED
         (Exact name of registrant as specified in its charter)

            Maryland                                       52-1434118
     (State of incorporation)                       (I.R.S. Employer I.D. No.)

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

                                                      None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X
No    .

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.       .

  The aggregate market value of the voting stock held by non-affiliates of the registrant, including shares held in street name by Alex. Brown &
Sons Incorporated, the registrant's principal operating subsidiary, was approximately $555,447,225 based upon the last sale price as reported on the New York Stock Exchange on March 9, 1995.

  The number of shares of the registrant's Common Stock outstanding as of March 9, 1995 was 14,811,926.

                  DOCUMENTS INCORPORATED BY REFERENCE

  Those portions of the Company's 1994 Annual Report to Stockholders and Proxy Statement which the Company will file pursuant to Regulation 14A on or before March 31, 1995, which contain information required to be included in this Form 10-K, are incorporated by reference.

                                 PART I

Item 1.     Business.

General.

     Alex. Brown Incorporated (together with its subsidiaries, the "Company"), incorporated in 1986, is a holding company which is the successor to the investment banking and brokerage business founded in 1800 by Alexander Brown. The firm began operating in partnership form in approximately 1805 and continued in that form until 1984 when the firm's investment banking business was transferred to Alex. Brown & Sons Incorporated ("Alex. Brown"), the Company's principal operating subsidiary. The Company's investment management business is operated through various entities. In some instances, non-affiliated third parties or the professionals in such businesses hold equity interests in such entities. In certain of those instances, the equity interests of non-affiliated third parties are equal to or greater than the Company's.

     Through Alex. Brown, the Company provides investment services to individual and institutional investors, and investment banking services to corporate and municipal clients. To support the investment services provided to individual and institutional investors, the Company effects transactions in equity and debt securities as both agent and principal. In addition, the Company's Research Division supplies investment advice to individual and institutional investors regarding corporate securities in selected industry sectors. The Company provides investment banking services to corporate clients primarily in the industry sectors selected for research coverage. The Company also provides investment banking services to municipal clients, including, for example, states, counties, cities, transportation authorities, sewer and water authorities, and housing and health and higher education agencies.

     The Company's operations are conducted from 26 offices in 14 states and the District of Columbia and from representative offices in London, England, Geneva, Switzerland and Tokyo, Japan. The Company's principal office is in Baltimore, with other offices in major cities including New York, San Francisco, Los Angeles, Boston, Chicago, Dallas, Atlanta, Philadelphia and Washington, D.C.

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

     Research. The Company's Research Division develops investment recommendations and market information in the consumer, environmental, financial services, health care, media/ communications, technology and transportation industries. Within these industries, the Company follows approximately 650 companies.

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

     Securities Commissions. Securities transactions for individual and institutional investors where the Company acts as agent generate securities commission revenues. Commissions are charged on both exchange and over-the-counter agency transactions for individual customers in accordance with a schedule formulated by the Company, which may change from time to time. In certain cases, discounts from the schedule may be granted. The Company's securities commissions result primarily from executing transactions in listed stocks and bonds. The Company also realizes commission revenues when it executes a trade in an over-the-counter security in which it does not make a market. A substantial portion of the commission revenues generated by the Company is attributable to individual and institutional investors who receive the Company's research services.

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

     As of December 31, 1994, the Company made markets, buying and selling as a principal, in approximately 400 common stocks and other securities traded on the NASD's Automated Quotations System or otherwise in the over-the-counter market and approximately 475 listed securities. The majority of the equity securities in which the Company makes a market are in the industry areas followed by the Company's research analysts.

     The Company buys and sells as principal a wide range of fixed income securities and variable rate debt obligations, including municipal securities, collateralized mortgage obligations, corporate fixed income securities and U.S. government and agency obligations. Municipal securities include general obligation and revenue bonds and notes issued by states, counties, cities and state and local government agencies and authorities. Corporate fixed income securities include high yield (non-rated and non- investment grade) obligations, convertible debentures and other bonds, notes and preferred stocks.
U.S. government and agency obligations include direct U.S. government obligations and government-guaranteed securities and agency obligations.

     Information regarding the Company's long and short trading securities positions as of December 31, 1994 and 1993 and principal transactions revenue for the three year period ended December 31, 1994 is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 4, 5 and 9 of Notes to Consolidated Financial Statements, incorporated herein by reference to pages 26-29 and 36-38, respectively, of the 1994 Annual Report to Stockholders.

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

     The Company also participates as a market maker in the NASD's Small Order Execution System ("SOES"), an automated trading system through which participating firms can execute customer orders of limited size against market makers in eligible securities through computer terminal entries. Participating market makers are required to honor such transactions; therefore, SOES participation puts an affirmative obligation on the Company to monitor trading activity in SOES securities in which it makes a market and maintain commensurate control of its positions. SOES participation is mandatory for market makers in all NASDAQ National Market System ("NMS") securities, and imposes upon market makers a penalty of 20 business days during which they may not make a market at all in any NMS security in which an unexcused withdrawal has occurred. Withdrawal is excused only in limited circumstances. The NASD is authorized to establish the maximum size of SOES orders at either 200 or 500 shares, depending on the trading characteristics of the particular security. Although the Company does not believe that SOES participation dramatically affects its market making activities, there can be no assurance that SOES participation will not in the future increase the Company's exposure to loss from principal transactions.

     The SEC and other regulatory organizations are reviewing the structure and operation of The NASDAQ Stock Market. As a major participant in The NASDAQ Stock Market, the Company has received subpoenas issued by the SEC and a request from the United States Department of Justice all of which request documents pertaining to NASDAQ market making activities. See also Item 3, Legal Proceedings. Changes in regulations pertaining to the NASDAQ Stock Market may have a material effect on the Company's over-the-counter trading activities.

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

     In the past five years, approximately 51% (44% in 1994) of the public offerings of equity and corporate debt securities managed or co-managed by the Company have been initial public offerings.
Generally, a strong market for new issues occurs when overall market and economic conditions are favorable. New issues are perceived to have a higher degree of risk for investors and investor receptivity to new issues tends to vary as a function of overall market conditions.

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

     The Company also engages in merchant banking investments. In most cases, these investments are made either with the management of such companies or to provide expansion financing. The Company may also co-invest with other financial groups in larger transactions where its specific industry expertise may create additional value. Merchant banking business has the potential of generating substantial fees and investment returns but involves a significant degree of risk due to the concentrated investment of capital in securities that generally lack liquidity. As of December 31, 1994, the Company had outstanding $13.6 million of merchant banking investments and a commitment to invest $18.3 million in a merchant banking partnership in which the Company and certain of its employees are general partners over a period of up to five years.

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

     Investment Management Services. The Company provides investment advisory, administrative and distribution services to a variety of clients, domestic and international. These services are typically provided for a fee based on the value of the assets for which such services are rendered. Investment advisory services are provided to high net worth individuals, institutional investors, foundations, endowments, mutual funds and private investment funds. As of December 31, 1994, the Company provided investment advisory, administrative and/or distribution services with respect to $7.7 billion of assets.



     Advisory, administrative and distribution services are provided to the "Flag" family of mutual funds, which are Company sponsored, as well as to mutual funds and investment partnerships sponsored by
unaffiliated third parties.   Most investment advisory services are
provided pursuant to contracts which provide for termination by either party at any time. Advisory fees are generally charged as a percentage of assets managed.

     Other than with respect to advisory services provided to mutual funds, the Company's largest advisory service is Alex. Brown Investment Management ("ABIM"), a partnership in which the Company has a 50% interest and its associated investment advisory professionals have the remaining 50% interest. ABIM manages equity and balanced accounts for institutions and individuals.

     During 1994, the Company increased from 50% to 100% its interest in Brown & Glenmede Holdings, Inc., a holding company which owns all of the outstanding shares of Brown Advisory & Trust Company, a Maryland nondepository trust company. As of December 31, 1994, Brown Advisory & Trust Company managed assets of $279 million.

     Real Estate Advisory.   During 1994, the Company sold its ownership
interest in Alex. Brown Kleinwort Benson Realty Advisory Holdings Company, a joint venture among the Company, Kleinwort Benson Group plc and certain employees, through which the Company provided real estate consulting and advisory services to institutional investors. Except with respect to investment banking transactions, the Company no longer provides real estate consulting or advisory services to direct real estate investors.

     Correspondent Services. The Company provides administrative, execution, operational and clearing services to other securities firms on a fully disclosed basis. In addition to commissions and other transaction related fees, the Company receives interest revenue in those instances where it extends margin credit directly to customers of its correspondent brokers. The Company may extend credit directly to its correspondent firms to finance their operations or securities positions which such firms hold for their own accounts. The Company relies on the general credit of its correspondent brokers and may be exposed to risk of loss if any of its correspondents or their customers are unable to meet their financial commitments. The ratio of capital to the level of business of the Company's correspondent brokers may be less than that of the Company. From time to time the Company makes unsecured subordinated loans to correspondent brokers. Such loans are funded through general working capital sources. As of December 31, 1994, the Company provided correspondent services to 40 securities firms.

     Margin Accounts and Interest Income. The Company extends margin financing to its customers and to the customers of correspondent brokers for whom the Company provides clearing and execution services. Margin loans are collateralized by cash and securities in customer accounts, including securities that may be subject to restrictions on sale by the customer. Customers are charged for margin financing utilizing a base rate that the Company establishes based upon a variety of factors, including the Company's own cost of funds, with adjustments based upon the size of the loan and other factors. The amount of the Company's interest revenue is affected by the volume of customer borrowing and by prevailing interest rates. The average volume of customer borrowing has increased in each of the last five years.

     Margin lending by the Company is subject to the margin rules of the Board of Governors of the Federal Reserve System, NYSE margin requirements and the Company's internal policies, which in many instances are more stringent than the NYSE requirements. In permitting customers to purchase on margin, the Company assumes the risk that a market decline may reduce the value of the collateral it holds below the customer's indebtedness before the collateral can be sold. The proceeds realizable upon the sale of such collateral can be adversely affected by the liquidity of the market for the security, applicable restrictions on the sale of the security or the size of the collateral position as compared to the trading volume of the security. Under applicable NYSE rules, in the event of a significant decline in the market value of the securities in a margin account, the Company is obligated to require the customer to deposit additional securities or cash in the account or to sell securities to reduce or eliminate the customer's indebtedness to the Company.

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

     Competition. The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater capital and other resources and many of which offer a wider range of financial services than the Company. Other securities firms, oriented primarily to the market for individual investors, charge commissions that are significantly discounted from those in the range generally charged by the Company to its individual customers. In addition to competition from firms currently in the securities business, there is increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from
other investment alternatives.   The Company believes that the principal
competitive factors in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. The Company and its competitors directly solicit potential customers, and many of the Company's competitors engage in advertising programs which the Company does not use to any significant degree. The Company and its competitors also furnish investment research publications in an effort to hold and attract existing and potential clients.

     Employees. As of December 31, 1994, the Company had approximately 2,300 full-time employees. None of the Company's employees are covered by a collective bargaining arrangement.

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

     Alex. Brown is a member of SIPC, which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by Alex. Brown of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. In addition, Alex. Brown has obtained protection in excess of SIPC coverage of $24,500,000 for each account.

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

     Alex. Brown has elected to compute net capital under the alternative method of calculation permitted by the Net Capital Rule. Under the alternative method, Alex. Brown is required to maintain minimum net capital, as defined in the Net Capital Rule, equal to the greater of $1,500,000 or 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (SEC Rule 15c3-3). The "aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule and NYSE Rule 326 prohibit payments of dividends, redemption of stock, the prepayment of subordinated indebtedness, and making any unsecured advance or loan to a stockholder, employee or affiliate, if net capital thereafter would be less than 5% of aggregate debit items. The Net Capital Rule also provides that the SEC may restrict for up to twenty business days any withdrawal of equity capital, or unsecured loan or advance to a stockholder, employee or affiliate ("capital withdrawal") if such capital withdrawal, together with all other net capital withdrawals during a thirty day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer. The Net Capital Rule also provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

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

     Alex. Brown has been in compliance at all times with all aspects of the Net Capital Rule and CFTC net capital requirements applicable to it. As of December 31, 1994, Alex. Brown was required to maintain minimum net capital, in accordance with SEC and CFTC rules, of $17,511,000 and had total net capital (as so computed) of $241,621,000 or $224,110,000 in excess of 2% of aggregate debit items and $197,843,000 in excess of 5% of aggregate debit items.


Item 1(d). Financial Information about Foreign and Domestic Operations and Export Sales.

  Not Applicable.


Item 2.      Properties.

     The Company has offices in the following cities:

Annapolis, Maryland                      Atlanta, Georgia
Los Angeles, California                  Baltimore, Maryland
Naples, Florida                          Boston, Massachusetts
New Orleans, Louisiana                   Burlingame, California
New York, New York                       Charlotte, North Carolina
Philadelphia, Pennsylvania               Chicago, Illinois
Richmond, Virginia                       Dallas, Texas
San Francisco, California                Durham, North Carolina
Timonium, Maryland                       Fishkill, New York
Tokyo, Japan                             Geneva, Switzerland
Towson, Maryland                         Greenwich, Connecticut
Washington, D.C.                         Houston, Texas
West Palm Beach, Florida                 Jacksonville, Florida
Wilmington, Delaware                     London, England
Winston-Salem, North Carolina







     The Company's two most material lease obligations are with respect to its New York and Baltimore facilities. The Company occupies an aggregate of approximately 200,000 square feet of space in downtown Baltimore under leases expiring on various dates from 1995 through 2002. The Company is a limited partner in a partnership which owns a building in downtown Baltimore where it leases approximately 90,000 square feet. During 1994, the Company entered into a lease obligation, expiring in 2013, with respect to 80,000 square feet of office space in midtown Manhattan.

     The Company's other offices, including the separate offices of Alex. Brown Investment Management, the Company's operations and data center and offices in 25 U.S. cities, London, Geneva and Tokyo occupy an aggregate of approximately 680,000 square feet under leases that expire at various dates through 2013. Future minimum rental commitments under existing leases are set forth in Note 11 of Notes to Consolidated Financial Statements incorporated herein by reference to pages 38 and 39 of the 1994 Annual Report to Stockholders.


Item 3.      Legal Proceedings.

     Alex. Brown is a defendant in a number of lawsuits relating to its Investment Banking and securities brokerage business. The Company is also a member of a defendant class of underwriters in a number of lawsuits relating to its participation in underwritings and, in addition, may be required to contribute to any adverse final judgments or settlements in actions arising out of its participation in the underwritings of certain issues in which it is not a defendant. Approximately 30 underwritten public offerings in which Alex. Brown has participated are the subject of litigation. The Company cannot state what the eventual outcome of these pending actions will be. The following are descriptions of certain legal proceedings involving or affecting the Company. A substantial settlement or judgment in any of these cases could have a material adverse effect on the Company. While there can be no assurances of a favorable determination of these actions, the Company believes there are meritorious defenses to all of the cases described herein, and intends to defend each action vigorously.

     Exide Electronics Group, Inc. On May 3, 1990, a suit captioned Bernard M. Branson v. Exide Electronics Corporation, et al., was filed in Delaware Chancery Court, New Castle County, in which the Company was named as a defendant. The action pertains to the December, 1989 public offering (the "Offering") of 1.2 million shares of the Common Stock of Exide Electronics Group, Inc. ("Exide") at $12.50 per share. The Company was lead manager of the offering and directly underwrote 224,000 shares. Plaintiff purports to represent a class consisting of all persons who purchased shares of Exide in the Offering. The complaint alleges violations of the Securities Act and of Delaware common law in connection with alleged untrue statements and omissions of material facts in the registration statement and prospectus prepared in connection with the Offering. In particular, the complaint alleges that the prospectus failed to properly disclose Exide's exposure with respect to litigation that had been pending against Exide in a California court and in which a jury returned a verdict against Exide, in April, 1990, in the amount of $14.9 million. Immediately following the verdict, Exide shares traded in the range of $7-8 per share. Plaintiff seeks unspecified compensatory damages, costs, and fees.

     In-Store Advertising, Inc. The Company has been named as a defendant in several purported class action lawsuits, as well as one shareholder derivative lawsuit, pertaining to the July 19, 1990 public offering of Common Stock of In-Store Advertising, Inc. ("In- Store Advertising"), at $19 per share (the "Offering"). The Company co-managed the Offering and directly underwrote 414,000 shares. The lawsuits are pending in the United States District Court for the Southern District of New York, and have been consolidated under the caption In-Store Advertising, Inc. Securities Litigation. Collectively, plaintiffs purport to represent all persons who purchased shares of In-Store Advertising in the Offering, and all persons who purchased shares in the open market during the period from the date of the Offering to August 28, 1990. Plaintiffs allege, among other things, that the prospectus for the Offering contained material misstatements of fact and omitted material facts and that the defendants, including the Company, made untrue statements of material fact and omitted material facts concerning In-Store Advertising's anticipated revenues and earnings. The Plaintiffs allege violations of the federal securities laws and the common law, and seek unspecified actual and punitive damages, rescission, costs, fees and other relief. On July 8, 1993, In-Store Advertising filed for protection under the Bankruptcy Code, and on August 6, 1993, its plan of reorganization was approved. As a result thereof, In-Store Advertising has been discharged from any liability relating to this litigation. Pretrial discovery is proceeding.

     NASDAQ Market-Maker Anti-Trust Litigation and Justice Department Investigation. The Company has been named as a defendant in several purported class action proceedings that allege violations of a Federal anti-trust statute. The Company was joined as defendant in such actions during July, 1994. All actions have been consolidated before the United States District Court for the Southern District of New York under the caption In re NASDAQ Market-Maker Anti-Trust and Securities Litigation. The plaintiffs allege that twenty-four defendants, including the Company, that act as dealers on the NASDAQ computerized quotations system, conspired to raise and fix the spreads between the bid and ask prices of securities traded over NASDAQ. Plaintiffs further allege that as a result of such conspiracy, NASDAQ spreads are larger than spreads for stocks traded on the New York Stock Exchange and the American Stock Exchange. The purported class consists of all persons in the United States who are current customers and who bought or sold securities through NASDAQ within four years prior to the filing of the complaints. Plaintiffs seek treble damages of an unspecified amount. Following the initiation of these actions, the Company received a request from the United States Department of Justice ("DOJ") to provide information and documents with respect to its NASDAQ market making activities. The Company has learned that the DOJ is conducting an investigation of the NASDAQ market generally.

     Industrial Funding Corp. On January 16, 1992, the Company was named as a defendant in an action pending before the United States District Court for the Northern District of California, entitled Wade v. Industrial Funding Corp., et al., Index No. C-92-0343. The action pertained to the December 8, 1989 public offering of shares of Industrial Funding Corp. ("IFC"), for which the Company served as co-lead underwriter. Plaintiffs sued as representatives of a purported class consisting of all persons who purchased IFC shares between December 8, 1989 and February 28, 1991. Plaintiffs alleged violations of the federal securities laws in connection with alleged untrue statements and omissions of material facts, and sought compensatory and punitive damages in an unspecified amount. By stipulation dated August 15, 1994, the parties agreed to a settlement of the litigation, which settlement received Court approval on January 12, 1995. The Company was not required to contribute to the settlement.


Item 4.      Submission of Matters to a Vote of Security Holders.

             None.


Executive Officers of the Registrant

     The following information regarding the persons who function as executive officers of the Company is included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Name                         Age       Position with the Company

A. B. Krongard................58       Chief Executive Officer and Chairman
                                       of the Board of  Directors
Robert F. Price...............47       Secretary and General Counsel
Mayo A. Shattuck III..........40       President, Chief Operating  Officer
                                       and Director
Beverly L. Wright.............46       Treasurer and Chief Financial  Officer

     Officers serve at the discretion of the Board of Directors. There is no family relationship among any of the directors or executive officers of the Company.

     Mr. Krongard was first employed by Alex. Brown & Sons (the "Partnership") in 1971 and became a general partner in 1980. He has been a Managing Director of Alex. Brown since 1984, was elected Chief Executive Officer of the Company and Alex. Brown in July 1991, and was elected Chairman of the Board of Directors of the Company in 1994.

     Mr. Price was first employed by the Partnership in 1976 and became a Managing Director of Alex. Brown in 1987. He served as Secretary and General Counsel from 1984 until 1989 when he resigned from the Company. Upon his return to the Company in 1991, he became Secretary and General Counsel.

     Mr. Shattuck was first employed by the Company in 1985. He became a Managing Director of Alex. Brown in 1989, and was elected President and Chief Operating Officer in 1991.

     Ms. Wright was first employed by the Partnership in 1978 and became a general partner in 1984. She has been a Managing Director of Alex. Brown since 1984 and was named Treasurer and Chief Financial Officer of the Company and Alex. Brown in 1986.

     There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer.


                                PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

                   Information required by Item 5 is incorporated herein by reference to page 49 of the 1994 Annual Report to Stockholders attached hereto.

Item 6.    Selected Financial Data.

                   Information required by Item 6 is incorporated herein by reference to page 45 of the 1994 Annual Report to Stockholders attached hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   Information required by Item 7 is incorporated herein by reference to pages 26 through 29 of the 1994 Annual Report to Stockholders attached hereto.

Item 8.    Financial Statements and Supplementary Data.

                   Financial Statements required by Item 8 are listed in the Index to Financial Statements on page 24.

                   Supplementary data are incorporated herein by reference to page 46 of the 1994 Annual Report to Stockholders attached hereto.

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

                                PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.

     (a)    Exhibits:

            Reference is made to the Exhibit Index.

            Financial Statement Schedules:

            All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.


     (b)    Reports on Form 8-K.

            None.


                             Other Matters

     For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Forms S-8 Nos. 33-23789, 33-26988, 33- 40618, 33-40619, 33-45715,
33-46282, 33-53687, 33-55003 and 33- 67050.

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

                           ALEX. BROWN INCORPORATED



                           By: s/ A. B. Krongard
                           A. B. Krongard
                           Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

     Signature              Title                   Date




s/ A. B. Krongard           Chief Executive         March  6, 1995
A. B. Krongard              Officer; Chairman of
                            the Board of Directors
                            (Principal Executive
                            Officer)


s/ Mayo A. Shattuck III     President; Chief        March  7, 1995
Mayo A. Shattuck III        Operating Officer;
                            Director


s/ Beverly L. Wright        Treasurer and Chief     March  27, 1995
Beverly L. Wright           Financial Officer
                            (Principal Financial
                            and Accounting Officer)


s/ Lee A. Ault III          Director                March 27, 1995
Lee A. Ault III


s/ Thomas C. Barry          Director                March  7, 1995
Thomas C. Barry


s/ Andre W. Brewster        Director                March  3, 1995
Andre W. Brewster


s/Benjamin H.Griswold IV    Director                March  10, 1995
Benjamin H. Griswold IV


s/ Donald B. Hebb,Jr.       Director                March  27, 1995
Donald B. Hebb, Jr.


s/ Steven Muller, Ph.D      Director                March  3, 1995
Steven Muller, Ph.D.


s/ David M. Norman          Director                March  7, 1995
David M. Norman


s/ Frank E. Richardson      Director                March  27, 1995
Frank E. Richardson

               ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                     Index to Financial Statements


                                                              Page

Financial Statements:

Alex. Brown Incorporated and Subsidiaries included on pages 31 through 44 of the 1994 Annual Report to Stockholders, incorporated herein by reference and attached hereto:

   Consolidated Statements of Earnings                        31
   Consolidated Statements of Financial Condition             32
   Consolidated Statements of Stockholders' Equity            33
   Consolidated Statements of Cash Flows                      34
   Notes to Consolidated Financial Statements                 35-43
   Report of Independent Auditors                             44

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

1994 COMPARED TO 1993

Revenues totalled $605.5 million, a decrease of 4% from $628.2 million in 1993.

Commission revenues totalled $140.0 million, a 6% increase from $131.7 million in 1993, primarily reflecting increased institutional listed commissions.

Investment banking revenues decreased 22% to $199.1 million from $254.1 million in 1993, primarily as a result of decreased underwriting-related revenues. Partially offsetting this decline was a significant increase in merger and advisory fees.

Principal transaction revenues decreased 9% to $118.5 million from $129.8 million in 1993, due to declines in equity, high yield and mortgage-backed trading reflecting unsettled market conditions experienced throughout the year.

Interest and dividend revenues increased 39% to $68.6 million from $49.3 million in 1993, due to higher interest rates and an increase in margin loans.

Advisory and other revenues totalled $79.3 million, a 25% increase from $63.4 million in 1993. The largest contributor to this increase was a gain of $7.8 million relating to the sale of our interests in Alex. Brown Kleinwort Benson Realty Advisory Holding Company. Additionally, revenues from asset management operations increased. Net investment revenue (excluding the gain on sale mentioned above) totalled $8.1 million for the year as compared to $7.9 million in the previous year.

Total operating expenses were $487.2 million, a 2% increase from $479.9 million in 1993.

Compensation and benefits expense decreased 4% to $329.5 million from $344.3 million in 1993, reflecting decreases in commissions and incentive compensation, partially offset by increases in salary expense.

Communications expense increased 17% from $24.1 million to $28.2 million, due primarily to increased levels of business activity and increased technology expenditures.

Occupancy and equipment expense increased 22% to $32.2 million from $26.5 million in 1993, primarily as a result of planned growth, increased technology expenditures and an expense provision related to vacating certain office space prior to expiration of the lease of one of the Company's offices.

Interest expense increased 47% to $21.9 million from $14.9 million in 1993, primarily as a result of financing increased margin loans and securities positions and increased interest rates.

Floor brokerage, exchange and clearing fees increased 18% to $16.2 million from $13.8 million, reflecting higher volumes of listed securities transactions, by both Alex. Brown and its correspondents.

Other operating expenses increased 5% to $59.2 million from $56.3 million in 1993, as a result of costs associated with higher levels of business activity, which were partially offset by a decrease in affiliate expenses.

The Company's effective tax rate increased to 40.1% from 39.8% in 1993.

As a result of the above, net earnings decreased to $70.9 million from $89.2 million in 1993. Primary and fully diluted earnings per share were $4.60 and $4.05, respectively, as compared to $5.61 and $5.09 in 1993.

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

1993 COMPARED TO 1992

Revenues totalled $628.2 million, an increase of 38% from $455.7 million in 1992. Generally, the increase reflects the year's market strength which prompted increases in trading volume on the major exchanges and in the OTC market and an increased volume of public offerings.

Commission revenues totalled $131.7 million, a 21% increase from $108.7 million in 1992, reflecting increased retail and institutional activity, spurred by higher trading volumes on the major exchanges.

Investment banking revenues increased 50% to $254.1 million, primarily as a result of increased underwriting-related revenues.

Principal transaction revenues increased 43% to $129.8 million from $90.9 million in 1992, primarily as a result of strong performance in OTC equity and fixed income trading, including mortgage-backed securities.

Interest and dividend revenues increased 34% to $49.3 million from $36.8 million in 1992, reflecting an increase in margin loans and fixed income inventories.

Advisory and other revenues totalled $63.4 million, a 28% increase from $49.5 million in 1992. This increase was primarily attributable to increased revenues from asset management operations and correspondent services and increases in net investment revenue, including gains on merchant banking investments.

Reflecting general market conditions and related increases in transaction volumes, total operating expenses were $479.9 million, a 33% increase from $360.3 million in 1992.

Compensation and benefits expense increased 38% to $344.3 million, reflecting increases in commissions, salaries and benefits and incentive compensation.

Communications expense increased 7% from $22.5 million to $24.1 million, due primarily to increased levels of business activity.

Occupancy and equipment expense increased 9% to $26.5 million in 1993. This increase was primarily attributable to additional equipment expense and expansion of offices.

Interest expense increased 41% to $14.9 million, due primarily to the need to finance increased margin loans and fixed income inventories.

Floor brokerage, exchange and clearing fees increased 28% to $13.8 million, as a result of higher volumes of listed securities transactions, by both Alex. Brown and its correspondents.

Other operating expenses increased 34% to $56.3 million from $42.0 million in 1992, as a result of increased processing expenses associated with the higher volume of trades and other costs associated with higher levels of business activity, including other professional and affiliate expenses.

The Company's effective tax rate increased to 39.8% from 38.6% in 1992, as a result of higher rates.

As a result of the above, net earnings increased to $89.2 million, from $58.6 million in 1992. Primary and fully diluted earnings per share were $5.61 and $5.09, respectively, as compared to $3.72 and $3.50 in 1992.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated statement of financial condition reflects a liquid financial position. The majority of the securities (both long and short) in Alex. Brown's trading accounts are readily marketable and actively traded. Customer receivables include margin balances and amounts due on uncompleted transactions. Receivables from other brokers and dealers generally represent either current open transactions, which usually settle within a few days, or securities borrowed transactions which normally can be closed out within a few days. Most of the Company's receivables are secured by marketable securities. The
Company also has investments in fixed assets and illiquid securities but such investments are not a significant portion of the Company's total assets.

High yield securities, also referred to as "junk" bonds, are debt securities and non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB. The market for high yield securities can be extremely volatile and many experienced significant declines in past years. At year-end 1994, in its high yield operations, Alex. Brown had $21.3 million and $1.0 million of long and short inventory, respectively, as compared to $5.2 million and $.9 million at year-end 1993.

As of year-end 1994, the carrying value of the Company's merchant banking investments was $13.6 million, compared to $16.6 million at year-end 1993. Gains related to merchant banking investments were $3.9 million in 1994 compared to $7.4 million in 1993. At December 31, 1994, the Company had committed to invest an additional $18.3 million in a merchant banking partnership in which the Company and certain of its employees are the general partners. It is anticipated that merchant banking investments will generally have a holding period of three years or more. It is also anticipated that these activities will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business. These loans may be secured or unsecured and are funded through general working capital sources. At year-end 1994, $3.0 million of such loans were outstanding.

The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned and bank loans.

The Company borrows from banks on a short-term basis under arrangements pursuant to which the amount of funds available is based on the value of the securities owned by the Company and customers' margin securities pledged as collateral. In addition, the Company borrows on a long-term basis from banks on both an unsecured basis and with fixed assets pledged as collateral. The Company has historically been able to obtain necessary bank borrowings and believes that it will continue to be able to do so in the future. The Company has a total of $125 million of unsecured and secured financing from banks available under committed, revolving lines of credit, of which $25 million expires in August 1995 and $100 million expires in August 1996.

During 1994, the Company repurchased a total of 1.7 million shares of its Common Stock at a cost of $46.3 million. At year-end 1994, the Company had a remaining repurchase authorization of approximately 1.4 million shares. The Company anticipates that, subject to market conditions, it will make additional repurchases.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The rule may limit the Company's ability to withdraw capital from Alex. Brown. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At December 31, 1994, Alex. Brown had aggregate net capital of $241.6 million, which exceeded the minimum net capital requirements by $224.1 million.

Management of the Company believes that existing capital and credit facilities, when combined with funds generated from operations, will provide the Company with sufficient resources to meet its present and reasonably foreseeable future cash and capital needs.

RISK MANAGEMENT

The Company records securities transactions on a settlement date basis, generally the fifth business day following the transaction. In June 1995, the securities industry plans to begin to settle most securities transactions on the third business day following the transaction. The risk of loss on unsettled transactions is identical to settled transactions which have not cleared and relates to customers' or brokers' inability or refusal to meet the terms of their contracts. The Company monitors its exposure to market and counterparty risk through a variety of financial, position and credit exposure reporting and control procedures. The Risk Management, Credit and Investment Committees, each of which meets on a regular basis, comprise members of senior management. Each trading department is subject to internal position limits established by the Risk Management Committee which also reviews positions and results of the trading departments. Alex. Brown's Credit Committee establishes and reviews appropriate credit limits for customers and brokers seeking margin, repurchase and reverse repurchase agreement facilities and securities borrowed and securities loaned arrangements. The Investment Committee approves investment purchases and sales and reviews holdings.

EFFECTS OF INFLATION

Because the Company's assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses such as employee compensation, office space leasing costs and communication charges, and increases therein may not be readily recoverable in the price of services offered by the Company. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets and on the value of securities owned by the Company, it may adversely affect the Company's financial position and results of operations.


CONSOLIDATED STATEMENTS OF EARNINGS

                                                      YEARS ENDED DECEMBER 31

                                                    1994        1993        1992

                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues:
  Commissions                                   $140,026    $131,696    $108,733
  Investment banking                             199,145     254,076     169,876
  Principal transactions (note 5)                118,468     129,774      90,884
  Interest and dividends                          68,597      49,278      36,765
  Advisory and other                              79,252      63,379      49,466
   Total revenues                                605,488     628,203     455,724
Operating expenses:
  Compensation and benefits                      329,504     344,344     250,100
  Communications                                  28,161      24,083      22,546
  Occupancy and equipment                         32,160      26,461      24,365
  Interest                                        21,920      14,924      10,587
  Floor brokerage, exchange and clearing fees     16,230      13,804      10,781
  Other operating expenses                        59,232      56,252      41,961
   Total operating expenses                      487,207     479,868     360,340
Earnings before income taxes                     118,281     148,335      95,384
Income taxes (note 14)                            47,410      59,109      36,773
Net earnings                                    $ 70,871    $ 89,226    $ 58,611
Earnings per share:
  Primary                                       $   4.60    $   5.61    $   3.72
  Fully diluted                                 $   4.05    $   5.09    $   3.50
Weighted average number of shares outstanding:
  Primary                                         15,416      15,916      15,742
  Fully diluted                                   17,988      17,809      17,064

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                              DECEMBER 31
                                                            1994        1993

                                                             (IN THOUSANDS)
ASSETS:
Cash and cash equivalents                             $   24,024  $   57,005
Receivables:
  Customers (note 2)                                     800,017     731,404
  Brokers, dealers and clearing organizations
    (note 3)                                             237,479     228,258
  Current state income taxes (note 14)                       581          73
  Other                                                   40,308      55,282
Firm trading securities (note 4)                          93,352      79,007
Deferred income taxes (note 14)                           17,675       6,979
Memberships in exchanges, at cost
  (market $2,259 and $2,083)                                 323         323
Office equipment and leasehold improvements, at cost
  less accumulated depreciation and amortization of
  $37,177 and $29,783 (note 8)                            29,405      24,216
Investment securities (note 6)                            32,835      52,903
Loans to employees to purchase
  convertible subordinated
  debentures (note 15)                                    33,412      29,284
Other assets (note 7)                                     37,022      18,689
                                                      $1,346,433  $1,283,423


LIABILITIES AND STOCKHOLDERS' EQUITY:
Bank loans (note 8)                                   $   72,943  $   65,973
Payables:
  Cash management facility                                62,296      68,837
  Customers, including free credit balances              307,245     345,283
  Brokers, dealers and clearing organizations
    (note 3)                                             279,637     175,369
  Current federal and state income taxes (note 14)         2,145      14,716
  Other                                                  163,537     184,030
Securities sold, not yet purchased (note 9)               25,842      27,402
Commitments and contingencies (note 11)
5.75% Convertible subordinated debentures
  due 2001 (note 13)                                      24,690      24,642
Employee convertible subordinated debentures
  (note 15)                                               34,670      31,506
Stockholders' equity (note 15):
  Common stock of $.10 par value
   Authorized 50,000,000 shares
   Issued 14,290,012 shares in 1994
   and 15,356,431 in 1993                                  1,429       1,536
  Additional paid-in capital                              81,042     114,014
  Loans to employees to purchase common stock            (11,011)    (10,902)
  Retained earnings                                      301,968     241,017
   Total stockholders' equity                            373,428     345,665
                                                      $1,346,433  $1,283,423

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       YEARS ENDED DECEMBER 31, 1992, 1993, AND 1994

                                                      LOANS TO
                                                     EMPLOYEES
                                       ADDITIONAL  TO PURCHASE                      TOTAL
                              COMMON      PAID-IN       COMMON     RETAINED  STOCKHOLDERS'
                               STOCK      CAPITAL        STOCK     EARNINGS        EQUITY

                                                   (IN THOUSANDS)

Balance at December 31, 1991  $1,513     $111,927    $       -     $108,240      $221,680
  Net earnings                     -            -            -       58,611        58,611
  Issuance of 781,378 shares
   of common stock                78       11,191            -            -        11,269
  Repurchase and retirement
   of 761,886 shares of
   common stock                  (76)     (12,176)           -            -       (12,252)
  Compensation payable
   in common stock                 4        1,592            -            -         1,596
  Dividends paid                   -            -            -       (6,509)       (6,509)
Balance at December 31, 1992   1,519      112,534            -      160,342       274,395
  Net earnings                     -            -            -       89,226        89,226
  Issuance of 983,604 shares
   of common stock                99       21,928      (12,920)           -         9,107
  Repurchase and retirement
   of 876,400 shares of
   common stock                  (88)     (21,650)           -            -       (21,738)
  Compensation payable
   in common stock                 6        1,202            -            -         1,208
  Loan forgiveness                 -            -        2,018            -         2,018
  Dividends paid                   -            -            -       (8,551)       (8,551)
Balance at December 31, 1993   1,536      114,014      (10,902)     241,017       345,665
  Net earnings                     -            -            -       70,871        70,871
  Issuance of 471,739 shares
   of common stock                47        7,958         (484)           -         7,521
  Payments on employee loans       -            -          375            -           375
  Repurchase and retirement
   of 1,739,926 shares of
   common stock                 (174)     (46,135)           -            -       (46,309)
  Compensation payable
   in common stock                20        5,205            -            -         5,225
  Dividends paid                   -            -            -       (9,920)       (9,920)
Balance at December 31, 1994  $1,429     $ 81,042     $(11,011)    $301,968      $373,428


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEARS ENDED DECEMBER 31

                                                         1994          1993          1992

                                                                 (IN THOUSANDS)

Cash flows from operating activities:
  Net earnings                                       $ 70,871     $  89,226     $  58,611
  Reconciliation of net earnings to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                       10,263         7,004         5,560
   Non-cash compensation expense                        5,225         5,448         1,596
   Gain on investment securities                      (15,576)       (7,077)       (2,694)
   Other                                                    7            49            (3)
   Increase in assets:
     Receivables                                      (63,368)     (170,034)     (183,900)
     Firm trading securities                          (14,345)      (11,713)       (7,840)
     Deferred income taxes                            (10,696)       (3,253)         (898)
     Other assets                                     (18,595)       (1,028)         (251)
   Increase (decrease) in liabilities:
     Payables                                          33,166        90,402        79,271
     Securities sold, not yet purchased                (1,560)        5,622         8,593
     Deferred income taxes                                  -             -          (132)
Net cash provided by (used for) operating
  activities                                           (4,608)        4,646       (42,087)
Cash flows from financing activities:
  Net proceeds (payments):
   Short-term loans                                       622            57        45,000
   Cash management facility                            (6,541)        3,116        33,669
  Proceeds from term loans                             15,000         7,500         6,473
  Payments on term loans                               (8,652)       (7,003)       (8,300)
  Issuance of common stock                              6,973         9,107        11,269
  Repurchase of common stock                          (46,309)      (21,738)      (12,252)
  Dividends paid to stockholders                       (9,920)       (8,551)       (6,509)
Net cash provided by (used for) financing
  activities                                          (48,827)      (17,512)       69,350
Cash flows from investing activities:
  Purchase of office equipment and leasehold
   improvements                                       (15,190)       (7,833)       (8,041)
  Purchase of intangible asset                              -       (10,500)            -
  Purchase of investment securities                   (18,242)      (15,255)      (23,121)
  Sale of investment securities                        53,886        16,395         8,831
Net cash provided by (used for) investing activities   20,454       (17,193)      (22,331)
Net increase (decrease) in cash and
  cash equivalents                                    (32,981)      (30,059)        4,932
Cash and cash equivalents at beginning of year         57,005        87,064        82,132
Cash and cash equivalents at end of year             $ 24,024     $  57,005     $  87,064


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the activities of Alex. Brown Incorporated and subsidiaries in which it owns a controlling financial interest (the Company). Its principal subsidiary is Alex. Brown & Sons Incorporated (Alex. Brown), which is wholly owned. All material intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in entities in which the Company holds a noncontrolling financial interest of 20% to 50%.


Securities transactions and the related revenues and expenses are reflected in the financial statements on a settlement date basis, which is generally five business days after trade date. Revenues and expenses on a trade date basis are not materially different from revenues and expenses on a settlement date basis.


Firm trading and investment securities and securities sold, not yet purchased are carried at market value, and unrealized gains and losses relating thereto are reflected in revenues. Market values are generally based on quoted market prices. If quoted market prices are not available, market values are determined based on other relevant factors, including quoted market prices for similar securities. Investments made in connection with merchant banking transactions are recorded at their initial cost. The carrying values of such investments are adjusted when the market values are supported by listed market prices, adjusted for liquidity and other relevant factors. In addition, the carrying values are reduced when the Company determines that the eventual realizable value is less than the carrying value based on financial and market information relevant to the investment.


Securities purchased under agreements to resell and securities sold under repurchase agreements are accounted for as financing transactions. Such securities consist of obligations of the United States government or one of its agencies. The Company's practice is to maintain collateral sufficient to secure amounts receivable pursuant to securities purchased under agreements to resell.


Depreciation of office equipment is determined using the straight line method over useful lives ranging from 3 to 10 years. Leasehold improvements are amortized on the straight line method over the lesser of the estimated economic useful life of the improvements or the remaining term of the lease.


Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date. The effect of adopting SFAS 109 was not material.


Effective January 1, 1993, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112 "Employers' Accounting for Postemployment Benefits." These statements require that the cost of certain benefits provided to employees after retirement or termination of employment be recognized over the period of employment. The effect of adopting SFAS Nos. `106 and 112 was not material.


The Company classifies all short-term investments with maturities at dates of purchase of three months or less as cash equivalents except for short-term investments carried in trading accounts.


Cash management facility payable represents the excess of outstanding checks written on certain banks over amounts on deposit at such banks.


Primary and fully diluted earnings per share are based on the weighted average number of shares outstanding and assume the exercise of outstanding dilutive options to purchase common stock. Fully diluted earnings per share further assumes the conversion into common stock of convertible subordinated debentures, if dilutive.


2) RECEIVABLES FROM CUSTOMERS

Receivables from customers include amounts due on uncompleted transactions and margin balances. Securities owned by customers and held as collateral for these receivables are not reflected in the financial statements.


3) RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Receivables from and payables to brokers, dealers and clearing organizations consisted of the following (in thousands):

                                            1994        1993

Securities failed to deliver            $ 23,551    $ 27,359
Deposits paid for securities borrowed    166,976     175,673
Other                                     46,952      25,226
  Total receivables                     $237,479    $228,258

Securities failed to receive            $ 11,052    $ 22,721
Deposits received for securities loaned  250,098     126,888
Other                                     18,487      25,760
  Total payables                        $279,637    $175,369


Payables to brokers, dealers and clearing organizations include amounts which are due upon delivery of securities to Alex. Brown. In the event the counterparty does not fulfill its contractual obligation to deliver these securities, Alex. Brown may be required to purchase the securities at prevailing market prices to satisfy its obligations.


4) FIRM TRADING SECURITIES

Firm trading securities consisted of the following (in thousands):

                                                  1994       1993

United States government and agencies thereof  $ 4,946    $ 4,738
Mortgage-backed                                    648        167
States and municipalities                       39,978     40,290
Corporate debt                                  29,972     11,959
Corporate equity                                17,808     21,853
                                               $93,352    $79,007

5) PRINCIPAL TRANSACTIONS REVENUE

The components of principal transactions revenue were as follows (in thousands):

                              1994        1993        1992

Equity trading            $ 69,915    $ 75,558     $66,660
Equity derivatives             328        (321)          -
Fixed income trading        47,459      54,538      24,420
Fixed income derivatives       766          (1)       (196)
                          $118,468    $129,774     $90,884

The Company's equity trading operations include trading in over the counter equities, listed equities and convertible securities. The Company's fixed income trading activities include trading in U.S. government and government agency obligations, mortgage-backed securities, state and municipal obligations and investment grade and non-investment grade (high yield) corporate debt. The Company sells short S&P 500 Index futures contracts to hedge its equity inventories and Treasury Bond and Municipal Bond Index futures contracts to hedge its fixed income inventories. The futures contracts involve off-balance-sheet risk since the cost to close out the contracts may exceed the amounts recognized in the Consolidated Statement of Financial Condition. The contracts are listed on regulated exchanges and are marked to market daily with the resulting gain or loss reflected in revenue. The exchanges guarantee performance of counterparties; therefore, credit risk is limited to a default by the exchange. The notional amounts and fair values of these contracts at December 31, 1994 and 1993 and average fair value during 1994 were not material.

6) INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

                                       1994       1993

Merchant banking investments        $13,555    $16,606
Investment partnerships              11,205      9,617
Equities                              5,035     13,336
Mutual funds                          2,282      1,947
U.S. government obligations             758          -
Investment managed by an affiliate        -     11,397
                                    $32,835    $52,903

The investment managed by an affiliate included marketable securities with a long market value of $7.4 million, a short market value of $5.0 million and cash of $9.0 million at December 31, 1993. This investment also included financial futures contracts at December 31, 1993 which involved off-balance-sheet risk since changes in the market value of the contracts may exceed the amounts recognized in the Consolidated Statement of Financial Condition. Such contracts primarily involved three-month Eurodollar futures contracts listed on a regulated exchange. The contracts had a notional amount of $247.1 million at December 31, 1993. Substantially all of the contracts were closed out in January 1994. The fair value of the financial futures contracts at December 31, 1993, average fair value during 1994 and gains or losses associated with such contracts were not material.


7) INTANGIBLE ASSET

In December 1993, the Company entered into an agreement to purchase the rights to the name "Alex. Brown" for $10.5 million. That agreement was consummated on January 3, 1994. Previously, the name had been used by the Company pursuant to an agreement with certain lineal descendants of Alexander Brown, the founder of the Company. The Company is amortizing the cost of the name over 40 years.

8) BANK LOANS

Bank loans were collateralized as follows (in thousands):

                                               1994       1993
Customers' margin securities                $45,679    $45,057
Office equipment and leasehold improvements   5,964     13,816
Unsecured                                    21,300      7,100
                                            $72,943    $65,973

The Company obtains bank loans which are collateralized by securities owned by the Company and customers' margin securities. Such loans are payable on demand and bear interest based on the federal funds rate. The weighted average interest rate on these loans was 6.2% at December 31, 1994. The averages of such loans outstanding were $121,263,000 during 1994 at a weighted average interest rate of 4.6% and $105,008,000 during 1993 at a weighted average interest rate of 3.6%.


Term loans of $5,964,000 and $13,816,000 at December 31, 1994 and 1993,
respectively, are collateralized by office equipment and leasehold improvements and bear interest at rates ranging from 5.4% to 9.3%. The weighted average interest rate of these term loans was 7.8% during 1994 and 1993. Such loans mature as follows: $4,655,000 in 1995 and $1,309,000 in 1996.


A term loan of $6,300,000 and $7,100,000 at December 31, 1994 and 1993,
respectively, is unsecured and bears interest at a variable rate based on the London Interbank Offered Rate (6.0% at December 31, 1994). The weighted average interest rates were 4.8% during 1994 and 3.7% during 1993. The loan matures as follows: $1,000,000 in 1995, $1,200,000 in
1996, $2,350,000 in 1997 and $1,750,000 in 1998.


A term loan of $15,000,000 at December 31, 1994 is unsecured and bears interest at a variable rate based on the federal funds rate (5.5% at December 31, 1994). The weighted average interest rate was 5.6% during 1994. The loan matures as follows: $1,600,000 in 1995 and 1996, $2,400,000 in 1997 and 1998 and $7,000,000 in 1999.


The Company has $125 million of unused lines of credit under revolving credit and term loan facilities (the "Credit Facilities") with various banks. The Credit Facilities expire in August 1995 as to $25 million and August 1996 as to $100 million. The Credit Facilities and term loans contain various restrictive covenants, the most significant of which require the maintenance of minimum levels of net worth by both the Company and Alex. Brown and minimum levels of net capital by Alex. Brown. At December 31, 1994, the Company and Alex. Brown were in compliance with all restrictive covenants contained in the Credit Facilities and term loans.


Interest payments, including interest payments on repurchase agreements, securities loaned and convertible subordinated debentures, were $20,381,000, $14,122,000 and $10,503,000 during 1994, 1993 and 1992, respectively.


9) SECURITIES SOLD, NOT YET PURCHASED

Securities sold, not yet purchased consisted of the following (in thousands):

                                                  1994       1993
United States government and agencies thereof  $ 4,750    $ 1,989
Mortgage-backed                                      -          6
States and municipalities                          329        189
Corporate debt                                   3,286      3,975
Corporate equity                                17,477     21,243
                                               $25,842    $27,402


Securities sold, not yet purchased represent obligations to purchase securities at prevailing market prices. These transactions result in off-balance-sheet risk since Alex. Brown's ultimate cost to satisfy the obligations is dependent upon future prices of the securities and may exceed the amounts recognized in the Consolidated Statements of Financial Condition.


10) NET CAPITAL REQUIREMENTS

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The rule may limit the Company's ability to withdraw capital from Alex. Brown. Alex. Brown has consistently exceeded the minimum net capital requirements under the rule. At December 31, 1994, Alex. Brown's net capital was $241,621,000 which exceeded net capital rule requirements by $224,110,000. Alex. Brown has two London-based subsidiaries which are subject to the capital requirements of the Securities and Futures Authority (SFA). At December 31, 1994, these subsidiaries were in compliance with the SFA capital adequacy requirements.


11) COMMITMENTS AND CONTINGENCIES

LEASES
The Company's subsidiaries are obligated under operating leases for office facilities and equipment expiring at various dates to 2013. Two leases for office facilities are with partnerships which are controlled by certain employees of the Company. Under these leases, the subsidiaries pay all insurance, energy and other occupancy costs. Another lease for office facilities is with a partnership in which the Company has an ownership interest. The approximate annual minimum rentals under the leases payable to such related parties and others as of December 31, 1994 were as follows (in thousands):


YEARS ENDING DECEMBER 31   RELATED PARTIES    OTHERS
1995                                $2,849   $10,889
1996                                 2,844    11,245
1997                                   624    10,036
1998                                     -     8,461
1999                                     -     8,279
2000 and thereafter                      -    56,067


Rent expense, including equipment rentals, was $16,096,000, $14,829,000 and $15,076,000, including $2,445,000, $2,939,000 and $3,270,000 to related parties, for 1994, 1993 and 1992, respectively.

LETTERS OF CREDIT
At December 31, 1994, Alex. Brown was contingently liable for up to $37,179,000 under unsecured letters of credit used to satisfy required margin deposits at five securities clearing corporations.

INVESTMENT COMMITMENTS
At December 31, 1994, the Company had committed to invest up to $20.0 million in certain investment partnerships, including $18.3 million in a merchant banking partnership in which the Company and certain of its employees are the general partners.

LITIGATION
In the course of its investment banking and securities brokerage business, Alex. Brown has been named a defendant in a number of lawsuits and may be required to contribute to final settlements in actions, in which it has not been named a defendant, arising out of its participation in the underwritings of certain issues. A substantial settlement or judgment in any of these cases could have a material adverse effect on the Company. Although the ultimate outcome of such litigation is not subject to determination at present, in the opinion of management, after consultation with counsel, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
Alex. Brown executes, settles and finances securities transactions in connection with its customer and correspondent clearing activities ("customers"). These activities may expose the Company to off-balance-sheet risk in the event a counterparty is unable to fulfill its contractual obligations.

In accordance with industry practice, customers and other brokers are not required to deliver cash or securities to Alex. Brown pursuant to securities transactions until settlement date, which is generally five business days after trade date. The Company is exposed to risk of loss should any counterparty to a securities transaction fail to fulfill its contractual obligations, and Alex. Brown is required to buy or sell securities at prevailing market prices.


Alex. Brown's customers may sell securities not yet purchased or write option contracts ("short sales"). Regulatory and internal margin requirements determine the collateral value that customers who execute short sales must have in their accounts in the form of cash or securities. Customer short sales may expose the Company to risk of loss in the event that collateral held by Alex. Brown is not sufficient to cover losses which customers may incur. In the event a customer fails to fulfill its obligations, Alex. Brown may be required to buy or sell securities at prevailing market prices.


The Company seeks to minimize the above risks through a variety of reporting and control procedures. Customers and other brokers are required to maintain collateral in compliance with regulatory and internal requirements. The adequacy of collateral is reviewed daily and customers may be required to deposit additional collateral or reduce short positions when necessary.


Alex. Brown sets credit limits for customers executing transactions on margin and monitors compliance with such limits on a daily basis. Alex. Brown establishes credit limits for brokers with which it conducts stock loan, stock borrow and repurchase and reverse repurchase transactions. Alex. Brown monitors compliance with and the appropriateness of such limits.

FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
As a securities broker, Alex. Brown engages in various securities trading and brokerage activities with other brokers and institutional and individual customers. In connection with these activities, Alex. Brown enters into reverse repurchase and repurchase agreements which are collateralized by U.S. government and agency securities and securities lending arrangements which may result in credit exposure in the event the counterparty fails to fulfill its contractual obligations. A substantial portion of Alex. Brown's transactions are executed with and on behalf of other brokers and dealers and institutional investors, including commercial banks, insurance companies, pension plans, mutual funds and other financial institutions. The Company's exposure to credit risk can be directly impacted by volatile securities markets which may impair the ability of counter-parties to satisfy their contractual obligations.


The Company seeks to control its credit risk through the use of a variety of reporting and control procedures described in the preceding discussion of financial instruments with off-balance-sheet risk. Substantially all of Alex. Brown's receivables are collateralized by securities which are generally in physical possession, at depositories or due from other parties.

12) FAIR VALUE OF FINANCIAL INSTRUMENTS

RECEIVABLES
Receivables from customers and brokers, dealers and clearing organizations include margin loans which are payable on demand, amounts due on open transactions which usually settle within a few days and cash deposits made in connection with securities borrowed transactions which normally can be closed out within a few days. The carrying amounts of these receivables, which are generally secured by marketable securities, and other receivables approximate fair value.

FIRM TRADING AND INVESTMENT SECURITIES (LONG AND SHORT)
Firm trading and investment securities are carried in the consolidated financial statements at market value (see note 1).

BANK LOANS
The principal balance of bank loans which are payable on demand is assumed to be the fair value of such loans. Term loans with an aggregate principal balance of $27,264,000 and $20,916,000 had fair values of $27,251,000 and $21,193,000 at December 31, 1994 and 1993, respectively, based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities.

PAYABLES
Payables to customers and brokers, dealers and clearing organizations include free credit balances which are payable on demand, amounts due on open transactions which usually settle within a few days, and cash deposits received in connection with customer short sales and securities loaned transactions which normally can be closed out within a few days. Other payables include expense accruals and amounts due to other brokers resulting from securities underwritings. The carrying amount of payables approximates fair value.

CONVERTIBLE SUBORDINATED DEBENTURES
The market value of the 5.75% convertible subordinated debentures was $26,595,000 and $26,220,000 at December 31, 1994 and 1993, respectively, based on quoted market prices.

13) CONVERTIBLE SUBORDINATED DEBENTURES

The Company issued $25,000,000 convertible subordinated debentures in June 1986. The debentures are convertible into the Company's common stock at the rate of one share of common stock for each $26.03 of principal amount of debentures.


14) INCOME TAXES

The components of income tax expense were as follows (in thousands):

                     1994        1993        1992

Federal          $ 38,649     $47,644     $29,848
State and local     8,761      11,465       6,925
                 $ 47,410     $59,109     $36,773

Current          $ 58,106     $62,362     $37,803
Deferred          (10,696)     (3,253)     (1,030)
                 $ 47,410     $59,109     $36,773

Income tax expense is reconciled to amounts computed by applying the federal corporate tax rates to earnings before income taxes as follows (in thousands):

                                         1994       1993        1992
Tax at federal statutory rates        $41,398    $51,917     $32,431
State and local income taxes, net of
  federal income tax benefit            5,695      7,452       4,570
Other, net                                317       (260)       (228)
                                      $47,410    $59,109     $36,773

The components of the net deferred income tax asset were as follows (in thousands):

                                            1994       1993
Deferred income tax assets:
Unrealized loss-Firm securities          $ 1,851    $   667
Equity awards                                904      2,223
Accrued expenses                          18,528      7,461
Other investments                            123         83
Depreciation                               2,070      1,798
Other                                      1,613      1,909
  Total deferred income tax assets        25,089     14,141

Deferred income tax liabilities:
Unrealized profit-Firm securities          1,852      2,287
Other investments                          2,221      1,753
Depreciation                               1,153      1,440
Other                                      2,188      1,682
  Total deferred income tax liabilities    7,414      7,162
  Net deferred income tax asset          $17,675    $ 6,979

Income tax payments were $69,438,000, $50,428,000 and $35,459,000 during
1994, 1993 and 1992, respectively.

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) as of January 1, 1992. The effects of adoption of SFAS No. 109 on the deferred income tax asset as of January 1, 1992 and net earnings for the year ended December 31, 1992 were not material. There was no valuation allowance relating to deferred income tax assets.

15) EMPLOYEE BENEFIT PLANS

EMPLOYEE DEBENTURES
The Company has sold convertible subordinated debentures to certain employees pursuant to the 1991 Equity Incentive Plan. The debentures are convertible into the Company's common stock three years after the date issued. The debentures may be redeemed at par if the employee terminates employment with the Company. The Company has made loans to the employees to fund the purchase of the debentures. The Company has agreed to forgive one-sixth of the loans at the end of each of the first three years if the Company's return on equity exceeds an annual target of 15%, or one-half of the loans at the end of the third year, to the extent not otherwise forgiven, if the Company's return on equity for the three year period exceeds a cumulative target of 17%. The right to receive loan forgiveness is subject to three year cliff vesting. Loan forgiveness targets for the remainder of the loan term are set at the end of the third year. The same targets have been set for the second three year period for the loans related to the debentures issued in January 1991 and 1992. The Company met the return on equity targets in 1991 through 1994. Compensation expense relating to such loan forgiveness was $1,804,000, $1,092,000 and $717,000 for 1994, 1993, and 1992,
respectively. Information related to debentures outstanding at December 31, 1994 and issued in January 1995 was as follows:



             PRINCIPAL AMOUNT    INTEREST                  CONVERSION
DATE ISSUED     OF DEBENTURES        RATE      DUE DATE   PRICE/SHARE
January 1991       $1,158,000       8.125%    June 1997        $ 8.50
January 1992        2,045,000       6.750%    June 1998         25.50
January 1993        2,300,000       6.375%    June 1999         23.00
January 1994        3,975,000       5.375%    June 2000         28.83
January 1995        5,392,000       8.000%    June 2001         33.70


EQUITY PARTNERSHIP PLAN
During 1994 and 1993, the Company sold 18,250 and 544,000 shares of common stock, respectively, and convertible subordinated debentures at market to certain key employees pursuant to the 1991 Equity Incentive Plan. The debentures are convertible into the Company's common stock in stages beginning four years after the date issued. The debentures may be redeemed at par if the employee terminates employment with the Company. The Company made loans to the employees of $39,458,000 to finance the purchase of the stock and debentures. Under the Plan, the Company may forgive a portion of the principal amount of the loan, not to exceed the difference between market value and book value at the time of purchase. Loan forgiveness resulted in compensation expense of $1,250,000 and $3,200,000 in 1994 and 1993, respectively. Information related to debentures outstanding at December 31, 1994 was as follows:


             PRINCIPAL AMOUNT    INTEREST                       CONVERSION
DATE ISSUED     OF DEBENTURES        RATE          DUE DATE    PRICE/SHARE
August 1993       $24,218,000        5.32%      August 2001        $23.750
May 1994              442,000        6.92%         May 2002         26.375
November 1994         532,000        7.45%    November 2002         26.625


STOCK OPTIONS
The Company has granted nonqualified stock options to certain employees and directors. Payment for the shares may be made in cash, shares of the Company's common stock or a combination thereof. Options were granted to purchase 404,000, 375,000 and 400,000 shares of the Company's common stock in January 1995, 1994 and 1993, respectively. These options are exercisable in six equal installments beginning one year from the date of grant and expire after ten years. The exercise price for these options is 25% greater than the average market value of the Company's common stock 30 days prior to and including the date of grant. Options previously granted are generally exercisable in five equal installments beginning one year from the date of grant and expire after five years.

The following table sets forth activity relating to the number of shares covered by stock options (options granted include amounts granted through January of the following year):
                                    1994          1993          1992
Outstanding at January 1       2,108,156     2,168,568     2,607,199
Granted                          413,000       384,000       410,500
Exercised (at $8.50-$26.875)    (249,105)     (356,032)     (765,036)
Forfeited                        (76,942)      (88,380)      (84,095)
Outstanding at December 31     2,195,109     2,108,156     2,168,568

Options outstanding at December 31, 1994 have an exercise price range of $8.50-$36.64 per share and a weighted average exercise price of $24.64 per share. Options for 945,440 shares were exercisable at December 31, 1994.

RESTRICTED STOCK AWARDS
Restricted stock awards were granted prior to 1991 and vest over five years. Unvested shares are subject to forfeiture if the recipient terminates employment with the Company. The market value of shares granted is being amortized over the periods in which the employees are providing the related services (compensation expense of $431,000 for 1992, $91,000 for 1993, $94,000 for 1994 and $52,000 for 1995).

CAPITAL ACCUMULATION PLAN
The Company maintains a 401(k) deferred compensation plan covering substantially all employees. Employees are permitted within limitations imposed by tax law to make pre-tax contributions to the plan pursuant to salary reduction agreements. The Company may make discretionary matching contributions to the plan and may make additional contributions to preserve the plan's tax exempt status. Compensation expense for the Company's contributions to the plan was $3,016,000, $2,277,000 and $1,956,000 for 1994, 1993 and 1992, respectively.

PROFIT SHARING PLAN
The Company maintains a profit sharing plan covering substantially all employees. Contributions to the plan by the Company are discretionary. Profit sharing plan expense was $1,855,000, $3,980,000 and $2,044,000 for 1994, 1993 and 1992, respectively.

EMPLOYEE STOCK PURCHASE PLAN
The Company maintains an employee stock purchase plan pursuant to which employees may purchase shares of the Company's common stock through payroll deductions, subject to certain limitations, at a price equal to 85% of the fair market value of the stock on four quarterly investment dates. The plan provides for the issuance of up to 1,000,000 shares. A total of 566,439 shares have been issued under the plan, including 104,163 shares in 1994.

EQUITY COMPENSATION PLAN
During 1994, 1993 and 1992, certain key employees had a portion of cash compensation withheld and replaced by restricted common stock of the Company at a 15% discount from market and interests in investment accounts through which the employees can direct investments in selected Company-sponsored investment vehicles. Compensation expense is recorded currently based on the value of the stock and interests in the investment accounts on the award date. The restricted stock cannot be sold and funds cannot be withdrawn from the investment accounts for three years (five years if employment terminates during the initial three year period). These restrictions are removed in the event of death, disability or retirement. Pursuant to the Equity Compensation Plan, $7,080,000, $8,729,000 and $2,730,000 of cash compensation was with- held and replaced by 130,058, 204,242 and 69,791 shares of the Company's common stock and interests in investment accounts for 1994, 1993 and 1992, respectively.

DEFERRED COMPENSATION PLAN
The Company maintains a deferred compensation plan for Private Client investment representatives. Eligible participants can direct the investment of their deferred compensation amounts by selecting among various Company-sponsored investment vehicles and the common stock of the Company at a 15% discount from market. The employees vest in the deferred compensation accounts after four years. The deferred compensation is forfeited if the employee terminates employment with the Company during the vesting period except for termination due to death, disability or retirement. The amount of deferred compensation, including any stock discounts, is being amortized over the periods in which the employees are providing the related services (compensation expense of $769,000 for 1993, $1,413,000 for 1994, $1,404,000 for 1995 through 1997 and $648,000 for 1998).


REPORT OF INDEPENDENT AUDITORS

Board of Directors
Alex. Brown Incorporated:

We have audited the accompanying consolidated statements of financial condition of Alex. Brown Incorporated and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alex. Brown Incorporated and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP

BALTIMORE, MARYLAND
January 24, 1995








SELECTED CONSOLIDATED FINANCIAL INFORMATION


                                            YEARS ENDED DECEMBER 31
                                 1994         1993         1992        1991        1990

                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS:
  Revenues                  $ 605,488    $ 628,203    $ 455,724    $410,580    $271,702
  Operating expenses          487,207      479,868      360,340     327,224     259,942
  Earnings before income
   taxes                      118,281      148,335       95,384      83,356      11,760
  Income taxes                 47,410       59,109       36,773      31,404       3,999
  Net earnings              $  70,871    $  89,226    $  58,611    $ 51,952    $  7,761
  Earnings per share:
   Primary                  $    4.60    $    5.61    $    3.72    $   3.36    $    .50
   Fully diluted            $    4.05    $    5.09    $    3.50    $   3.12    $    .50
  Cash dividends per share  $    .675    $    .575    $     .45    $    .34    $   .265
  Weighted average shares
   outstanding:
   Primary                     15,416       15,916       15,742      15,480      15,482
   Fully diluted               17,988       17,809       17,064      16,976      15,619

                                                          DECEMBER 31
                                    1994          1993          1992        1991        1990

                                                        (IN THOUSANDS)
FINANCIAL CONDITION:
  Total assets                $1,346,433    $1,283,423    $1,085,034    $865,692    $786,852
  Long-term debt              $   20,009    $   13,336    $   15,160    $ 17,279    $ 18,843
  Convertible subordinated
   debentures                 $   59,360    $   56,148    $   28,723    $ 26,670    $ 24,496
  Total stockholders' equity  $  373,428    $  345,665    $  274,395    $221,680    $169,783


QUARTERLY FINANCIAL DATA (UNAUDITED)



                                              QUARTERS ENDED

1994                      DECEMBER 31 SEPTEMBER 30     JUNE 24    MARCH 25

                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues                     $153,750     $145,451    $143,875    $162,412
Operating expenses            120,826      123,136     119,526     123,719
Earnings before income taxes   32,924       22,315      24,349      38,693
Income taxes                   12,841        9,037       9,861      15,671
Net earnings                 $ 20,083     $ 13,278    $ 14,488    $ 23,022
Earnings per share:
  Primary                    $   1.34     $   0.87    $   0.93    $   1.46
  Fully diluted              $   1.17     $   0.78    $   0.83    $   1.28


                                               QUARTERS ENDED

1993                       DECEMBER 31 SEPTEMBER 24     JUNE 25    MARCH 26

                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

[S]                           [C]          [C]         [C]         [C]
Revenues                      $218,774     $139,674    $130,016    $139,739
Operating expenses             154,981      113,267     104,804     106,816
Earnings before income taxes    63,793       26,407      25,212      32,923
Income taxes                    24,879       11,179      10,211      12,840
Net earnings                  $ 38,914     $ 15,228    $ 15,001    $ 20,083
Earnings per share:
  Primary                     $   2.42     $   0.95    $   0.95    $   1.28
  Fully diluted               $   2.13     $   0.86    $   0.89    $   1.19

CORPORATE INFORMATION

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

The common stock of the Company trades on the NYSE under the symbol "AB." As of December 31, 1994, there were approximately 630 holders of record of the Company's common stock. The following tables set forth the high and low sales prices of the common stock and the cash dividends declared on the common stock for the periods indicated.

PRICE RANGE OF COMMON STOCK

1994                      HIGH             LOW
First Quarter           $30 1/8          $23 3/4
Second Quarter          $28 3/4          $23 1/4
Third Quarter           $29 5/8          $24
Fourth Quarter          $30 3/8          $25

1993                      HIGH             LOW
First Quarter           $24 5/8          $19 5/8
Second Quarter          $23 1/2          $20
Third Quarter           $29 1/4          $22 1/2
Fourth Quarter          $30 1/2          $23 1/8

DIVIDEND INFORMATION

          DIVIDEND
          PER SHARE   DECLARATION DATE    RECORD DATE        PAYMENT DATE
1994      $.15        April 14, 1994      April 26, 1994     May 6, 1994
          $.175       July 18, 1994       July 29, 1994      August 10, 1994
          $.175       October 18, 1994    October 28, 1994   November 8, 1994
          $.175       January 25, 1995    February 6, 1995   February 15, 1995

1993      $.125       April 27, 1993      May 7, 1993        May 18, 1993
          $.15        July 27, 1993       August 6, 1993     August 17, 1993
          $.15        October 19, 1993    October 29, 1993   November 9, 1993
          $.15        January 26, 1994    February 9, 1994   February 18, 1994

FORM 10-K

A copy of the Company's Annual Report on Form 10-K for 1994 as filed with the Securities and Exchange Commission is available without charge on request by writing to Beverly L. Wright, Chief Financial Officer, Alex. Brown Incorporated, 135 East Baltimore Street, Baltimore, Maryland 21202.

AUDITORS                                  TRANSFER AGENT AND REGISTRAR
KPMG Peat Marwick LLP                     Chemical Bank
111 South Calvert Street                  450 W. 33rd Street
Baltimore, Maryland 21202                 New York, New York 10001
(410) 783-8300                            (800) 851-9677

                                               Commission File No. 0-14199



                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549




                                EXHIBITS

                                   TO

                             ANNUAL REPORT
                              ON FORM 10-K
                                 UNDER
                    SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994




                        ALEX. BROWN INCORPORATED

                        ALEX. BROWN INCORPORATED

                       Annual Report on Form 10-K

                           Index to Exhibits


Exhibit No.                     Exhibit                            Page
 3.1            Charter of the Registrant, as amended              (4)

 3.2            By-Laws of the Registrant, as amended              (2)

 4.1            Indenture dated as of June 12, 1986
                  between Alex. Brown Incorporated
                  and Bankers Trust Company, Trustee,
                  relating to the Company's 5 3/4%
                  convertible Subordinated Debentures
                  due 2001                                         (2)

 4.2            Agreement to furnish Loan Agreements               (9)

10.1            Lease dated as of January 1, 1984
                  by and between Alex. Brown Partners,
                  a Maryland Limited Partnership and
                  Alex. Brown & Sons Incorporated                  (1)

10.1 (a)        First Amendment to Lease dated July 29, 1993       (9)

10.2            Lease dated as of January 1, 1985
                  by and between Brown Realty Company
                  and Alex. Brown & Sons Incorporated              (1)

10.2(a)         Amendment to Lease dated July 29, 1993             (9)

10.3            Lease dated as of July 2, 1987
                  by and between Alex. Brown & Sons
                  Incorporated and Calvert-Baltimore
                  Associates Limited Partnership                   (3)

10.3(a)         First Amendment to Lease dated
                  March 8, 1988 by and between
                  Calvert-Baltimore Associates
                  Limited Partnership and Alex.
                  Brown & Sons Incorporated                        (5)

10.3(b)         Second Amendment to Lease dated
                  August 10, 1989 by and between
                  Calvert-Baltimore Associates
                  Limited Partnership and Alex.
                  Brown & Sons Incorporated                        (5)

10.4            Purchase and Sale Agreement regarding the
                  name "Alex. Brown"                               (9)

10.5            First Amended and Restated
                  Stockholders' Agreement dated
                  June 23, 1989 among the
                  Registrant and certain stock-
                  holders of the Registrant, as amended            (8)

10.6*           Alex. Brown Incorporated 1991
                  Equity Incentive Plan                            (7)

10.7*           Alex. Brown Incorporated 1991
                  Non-Employee Director Equity Plan                (6)

10.8*           Benjamin H. Griswold IV Employment
                  Agreement                                        (9)

11              Statement on Computation of
                  per share earnings

13              Pages 26 through 29, 31 through
                  46 and 49 of the Registrant's
                  Annual Report to Stockholders for
                  the Year Ended December 31, 1994                (10)

21              Subsidiaries of the Registrant                     (2)

23              Consent of KPMG Peat Marwick

27              Financial Data Schedule






* Connotes a management contract or compensatory plan or other arrangement in which a director or executive officer of the Registrant participates.





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

(6) Incorporated by reference to the corresponding Exhibit to Registration Statement No. 33-40618 on Form S-8 of the Company filed on May 16, 1991.

(7) Incorporated by reference to the corresponding Exhibit to Registration Statement No. 33-40619 on Form S-8 of the Company filed on May 16, 1991.

(8) Incorporated by reference to the corresponding Exhibit the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(9) Incorporated by reference to the corresponding Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(10) Incorporated by reference to the corresponding Exibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.