Form 10-Q
period 1995-03-31
BROWN ALEX INC
filed 1995-05-09
CIK 787977

^L

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended March 31, 1995

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

         Yes       X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.10 par value                      14,883,521
                   (Class)                       (Outstanding at May 1, 1995)


                    ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                                    INDEX


                                                                    Page

Part I - Financial Information

          Consolidated Statements of Earnings (Unaudited)
           for the three month periods ended March 31, 1995
           and March 25, 1994                                         1

          Consolidated Statements of Financial Condition
            as of March 31, 1995 (Unaudited) and December 31, 1994    2-3

          Consolidated Statements of Stockholders' Equity
            (Unaudited) for the three month periods ended
            March 31, 1995 and March 25, 1994                         4

          Consolidated Statements of Cash Flows (Unaudited)
            for the three month periods ended March 31, 1995
            and March 25, 1994                                        5

          Notes to Consolidated Financial Statements
            (Unaudited)                                               6-7

          Management's Discussion and Analysis of Results of
            Operations and Financial Condition                        8-10

Part II - Other Information                                           11

            Signatures                                                12

Exhibit -

          (11) Calculation of Earnings Per Share (Unaudited)          13


                     ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                         Consolidated Statements of Earnings
                      (in thousands, except per share amounts)
                                   (Unaudited)

                                        Three Months Ended
                                      March 31,    March 25,
                                        1995         1994
                                      ---------    ---------
Revenues:
    Commissions                       $ 39,619     $ 38,044
    Investment banking                  40,267       51,263
    Principal transactions              28,504       35,372
    Interest and dividends              21,146       15,279
    Advisory and other                  21,800       22,454
                                      ---------    ---------
   Total                               151,336      162,412
                                      ---------    ---------

Operating expenses:
    Compensation and benefits           82,245       87,482
    Communications                       7,251        6,426
    Occupancy and equipment              8,573        6,625
    Interest                             6,779        5,561
    Floor brokerage, exchange
      and clearing fees                  4,197        3,808
    Other operating expenses            14,954       13,817
                                      --------     --------
   Total                               123,999      123,719
                                      --------     --------

Earnings before income taxes            27,337       38,693
Income taxes                            10,935       15,671
                                      --------     --------
Net earnings                          $ 16,402     $ 23,022
                                      ========     ========
Earnings per share:

   Primary                            $   1.10     $   1.46
                                      ========     ========
   Fully diluted                      $   0.96     $   1.28
                                      ========     ========

Weighted average number of
   shares outstanding:

   Primary                              14,940       15,754
                                      ========     ========
   Fully diluted                        17,583       18,322
                                      ========     ========
Cash dividends declared
   per share                          $  0.175     $   0.15
                                      ========     ========

See accompanying notes to consolidated financial statements.



                                       (1)

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                                (in thousands)

                                    ASSETS


                                                  March 31,     December 31,
                                                     1995          1994
                                                 -----------    ------------
                                                  (Unaudited)

Cash and cash equivalents                        $   33,715     $   24,024

Receivables:
     Customers                                      844,642        800,017

     Brokers, dealers and clearing organizations    187,779        237,479

     Current federal and state income taxes           6,042            581

     Other                                           36,081         40,308

Firm trading securities (Note 2)                    114,143         93,352

Securities purchased under agreements
       to resell                                      3,032             -

Deferred income taxes                                17,671         17,675

Memberships in exchanges, at cost
     (market $2,271 and $2,259)                         323            323

Office equipment and leasehold improvements,
     at cost less accumulated depreciation and
     amortization of $39,022 and $37,177             31,799         29,405

Investment securities (Note 5)                       39,218         32,835

Loans to employees to purchase convertible
     subordinated debentures (Note 4)                36,564         33,412

Other assets                                         58,570         37,022
                                                 ----------     ----------
                                                 $1,409,579     $1,346,433
                                                 ==========     ==========



                                (continued)

                                    (2)



                      ALEX. BROWN INCORPORATED AND SUBSIDIARIES

              Consolidated Statements of Financial Condition (continued)
                                 (in thousands)

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 March 31,      December 31,
                                                    1995            1994
                                                -----------     ------------
                                                (Unaudited)

Bank loans                                       $  105,806      $   72,943

Payables:
     Cash management facility                        64,771          62,296

     Customers, including free credit balances      279,211         307,245

     Brokers, dealers and clearing organizations    352,743         279,637

     Current federal and state income taxes             -             2,145

     Other                                          114,812         163,537

Securities sold, not yet purchased (Note 2)          26,224          25,842

5.75% Convertible subordinated debentures            24,556          24,690

Employee convertible subordinated debentures
     (Note 4)                                        39,935          34,670

Stockholders' equity (Note 4):
     Common stock of $.10 par value
       Authorized 50,000,000 shares
       Issued 14,861,301 shares in 1995
       and 14,290,012 shares in 1994                  1,486           1,429
     Additional paid-in capital                      95,104          81,042
     Loans to employees to purchase common stock    (10,883)        (11,011)
     Retained earnings                              315,814         301,968
                                                 -----------     -----------
       Total stockholders' equity                   401,521         373,428
                                                 -----------     -----------
                                                 $1,409,579      $1,346,433
                                                 ===========     ===========

See accompanying notes to consolidated financial statements.



                                    (3)

                 ALEX. BROWN INCORPORATED AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity
                              (in thousands)
                                (Unaudited)

                                                   Loans to
                                                  Employees            Total
                                       Additional To Purchase          Stock-
                                Common   Paid-in    Common   Retained  holders'
                                Stock    Capital    Stock    Earnings  Equity
                               -------  --------- ---------- -------- ----------

Three months ended March 31, 1995
  Balance at December 31, 1994  $1,429  $ 81,042  $(11,011) $301,968  $373,428
  Net earnings                      -         -         -     16,402    16,402
  Issuance of 447,256 shares of
    common stock                    45    10,080      (433)       -      9,692
  Payments on employee loans        -         -        525        -        525
  Repurchase and retirement of
    6,025 shares of common stock    (1)     (180)       -         -       (181)
  Compensation payable in
    common stock                    13     4,162        -         -      4,175
  Loan forgiveness                  -         -         36        -         36
  Dividends paid                    -         -         -     (2,556)   (2,556)
                                ------  --------  --------- --------  ---------
  Balance at March 31, 1995     $1,486  $ 95,104  $(10,883) $315,814  $401,521
                                ======  ========  ========= ========  =========

Three months ended March 25, 1994

  Balance at December 31, 1993  $1,536  $114,014  $(10,902) $241,017  $345,665
  Net earnings                      -         -         -     23,022    23,022
  Issuance of 248,412 shares of
    common stock                    25     4,125        -         -      4,150
  Repurchase and retirement of
    380,911 shares of common stock (38)  (10,380)       -         -    (10,418)
  Compensation payable in
    common stock                    20     5,136        -         -      5,156
  Dividends paid                    -         -         -     (2,342)   (2,342)
                                ------  --------  --------- --------- ---------
  Balance at March 25, 1994     $1,543  $112,895  $(10,902) $261,697  $365,233
                                ======  ========  ========= =========  =========

See accompanying notes to consolidated financial statements.


                                       (4)



                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                               (in thousands)
                                 (Unaudited)

                                                      Three Months Ended
                                                    March 31,     March 25,
                                                      1995          1994
                                                    ---------     ---------
Cash flows from operating activities:

  Net earnings                                        $ 16,402    $   23,022
  Reconciliation of net earnings to net cash
   used for operating activities:
    Depreciation and amortization                        2,642         1,823
    Non-cash compensation expense                        6,795         5,156
    Gain on investment securities                       (5,271)       (6,493)
    Other                                                   (9)           12
    (Increase) decrease in assets:
      Receivables                                        3,841      (434,964)
      Firm trading securities                          (20,791)       (5,009)
      Securities purchased under agreements to resell   (3,032)          -
      Deferred income taxes                                  4       (13,819)
      Other assets                                     (21,743)      (15,833)
    Increase (decrease) in liabilities:
      Payables                                          (5,798)      (29,152)
      Securities sold, not yet purchased                   382        (8,651)
                                                      ---------     ---------
Net cash used for operating activities                 (26,578)     (483,908)
                                                      ---------     ---------
Cash flows from financing activities:

  Net proceeds (payments):
    Short-term loans                                    35,246        86,741
    Securities sold under repurchase agreements             -        392,325
    Cash management facility                             2,475       (14,778)
  Payments on term loans                                (2,383)       (2,644)
  Issuance of common stock                               9,621         3,904
  Repurchase of common stock                              (181)      (10,418)
  Dividends paid to stockholders                        (2,556)       (2,342)
                                                       --------     ---------
Net cash provided by financing activities               42,222       452,788
                                                       --------     ---------
Cash flows from investing activities:

  Purchase of office equipment and leasehold
   improvements                                         (4,841)       (2,612)
  Purchase of investment securities                     (5,401)      (11,443)
  Sale of investment securities                          4,289        10,310
                                                       --------     ---------
Net cash used for investing activities                  (5,953)       (3,745)
                                                       --------     ---------

Net increase (decrease) in cash and cash equivalents     9,691       (34,865)
Cash and cash equivalents at beginning of period        24,024        57,005
                                                      ---------   ----------
Cash and cash equivalents at end of period            $ 33,715    $   22,140
                                                      ========    ==========

See accompanying notes to consolidated financial statements.

                                   (5)

                 ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 1995
                                  (Unaudited)

Notes:

(1) The accompanying financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary to fairly reflect the Company's financial position and results of normal recurring adjustments, have been included. Certain items in 1994 have been reclassified to conform to the current year presentation.

(2) Firm trading securities and securities sold, not yet purchased consisted of the following (in thousands):
                                       Long                     Short
                                03/31/95    12/31/94    03/31/95    12/31/94
                                --------    --------    --------    --------
    United States government
        and agencies            $  7,045     $ 4,946     $ 5,634     $ 4,750
    Mortgage-backed                5,515         648          -           -
    States and municipalities     48,971      39,978         114         329
    Corporate debt                28,781      29,972       1,648       3,286
    Corporate equity              23,831      17,808      18,828      17,477
                                --------     -------     -------     -------
                                $114,143     $93,352     $26,224     $25,842
                                ========     =======     =======     =======

(3) In April 1995, the Company declared a $.175 quarterly cash dividend payable May 10, 1995 to stockholders of record on May 1, 1995.

(4) During 1995, the Company issued $6,259,000 convertible subordinated debentures to certain employees pursuant to the 1991 Equity Incentive Plan. The debentures are convertible into the Company's Common Stock three and four years after the date issued. The Company made loans to employees to fund the purchases of the debentures. During the first quarter of 1995, employees converted $446,000 convertible subordinated debentures, which were issued January 1991 and January 1992, into 36,209 shares of the Company's Common Stock.

(5) Investment securities at March 31, 1995 and December 31, 1994 included $17.9 million and $13.6 million, respectively, of merchant banking investments.

                                     (6)

                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 1995
                                  (Unaudited)

Notes (Continued):


(6) COMMITMENTS AND CONTINGENCIES

    Letters of Credit
    At March 31, 1995, the Company's principal subsidiary, Alex. Brown & Sons Incorporated, was contingently liable for up to $48,101,000 under unsecured letters of credit used to satisfy required margin deposits at four securities clearing corporations.

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






                                     (7)

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

                            RESULTS OF OPERATIONS
              First Quarter 1995 Compared to First Quarter 1994

Revenues totalled $151.3 million, a 7% decrease as compared to $162.4 million in the first quarter of 1994. Commission revenues increased 4% to $39.6 million for the quarter, primarily as a result of increased institutional listed commissions. Investment banking revenues decreased 21% to $40.3 million, primarily reflecting declines in underwriting revenues. Partially offsetting this decline was a 23% increase in merger and advisory revenues which totalled $15.4 million. Principal transaction revenues decreased 19% to $28.5 million, primarily reflecting declines in revenues from government, mortgage-backed and high yield trading. Interest and dividend revenues increased 38% to $21.1 million from $15.3 million due primarily to higher interest rates and an increase in margin loan balances. Advisory and other revenues decreased 3% to $21.8 million, primarily due to lower gains on merchant banking investments which totalled $2.5 million in the first quarter of 1995 as compared to $4.7 million in the first quarter of 1994. Partially offsetting this decline was an increase of $0.9 million in gains from other investments which totalled $2.8 million for the quarter.

Operating expenses totalled $124.0 million, a slight increase from $123.7 million in the first quarter of 1994. Compensation and benefits decreased 6% from $87.5 million to $82.2 million, primarily as a result of decreased incentive and commission expense. Communications expense increased 13% to $7.3 million, reflecting increased levels of business activity and increased technology expenditures. Occupancy and equipment expense increased 29% to $8.6 million, primarily as a result of expansion in several offices, increased technology expenditures and an expense provision related to vacating certain office space prior to expiration of the lease of one of the Company's offices. Interest expense increased 22% to $6.8 million from $5.6 million, primarily as a result of the need to finance increased margin loans and interest rate increases. Floor brokerage, exchange and clearing fees increased 10% to $4.2 million, reflecting an increased volume of listed trades. Other operating expenses increased 8% to $15.0 million, primarily reflecting increases in expenses associated with the level of business activity, which were partially offset by a decline in affiliate expenses.

The Company's effective tax rate for the quarter was 40.0%, compared to 40.5% for the first quarter of 1994.

                                     (8)

As a result of the above, net earnings decreased by 29% to $16.4 million from $23.0 million in the first quarter of 1994. Primary and fully diluted earnings per share were $1.10 and $.96, respectively, as compared to $1.46 and $1.28 for the same period in the prior year.

The weighted average number of shares outstanding for purposes of calculating earnings per share includes shares related to outstanding dilutive stock options and is affected by the market price of the Company's Common Stock. Additionally, the calculation of fully diluted earnings assumes the conversion into Common Stock of the Company's outstanding convertible subordinated debt, if dilutive. The combination of these factors can result in lower rates of increase or higher rates of decrease in earnings per share as compared to the rates of increase or decrease in net earnings.

                       LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated statement of financial condition reflects a liquid financial position. The majority of the long and short securities positions in Alex. Brown's trading accounts are readily marketable and actively traded. Customer receivables include margin balances and amounts due on uncompleted transactions. Receivables from other brokers and dealers generally represent either current open transactions, which usually settle within a few days, or securities borrowed transactions which normally can be closed out within a few days. Most of the Company's receivables are secured by marketable securities. The Company also has investments in fixed assets and illiquid securities but such investments are not a significant portion of the Company's total assets.

High yield securities, also referred to as "junk" bonds, are debt securities and non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB. The market for high yield securities can be extremely volatile and many high yield securities experienced significant price declines in the past several years. At March 31, 1995, in its high yield operations, Alex. Brown had $14.4 million of long inventory as compared to $21.3 million of long inventory and $1.0 million of short inventory at year-end 1994.

As of March 31, 1995, the carrying value of the Company's merchant banking investments was $17.9 million, compared to $13.6 million at year-end 1994. Gains related to merchant banking investments were $2.5 million for the first quarter of 1995, reflecting increases in the carrying value of two merchant banking investments. It is anticipated that merchant banking investments will generally have a holding period of three years or more. It is also anticipated that these activities will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business. These loans may be secured or unsecured and are funded through general working capital sources. At March 31, 1995, $3.6 million of such loans were outstanding.

The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned, repurchase agreements and bank loans.



                                     (9)


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

During the first three months of 1995, the Company repurchased a total of 6,025 shares of its Common Stock at a cost of $0.2 million. As of May 1995, the Company had a remaining repurchase authorization of approximately 1.4 million shares. The Company anticipates that, subject to market conditions, it will make additional repurchases in the future.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The rule may limit the Company's ability to withdraw capital from Alex. Brown. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At March 31, 1995, Alex. Brown had aggregate net capital of $225.8 million, which exceeded its capital requirement by $208.6 million.

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









                                    (10)


Part II - Other Information

Item 1 - Legal Proceedings

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

    Industrial Funding Corp. On January 16, 1992, Alex. Brown was named as a defendant in an action pending before the United States District Court for the Northern District of California, entitled Wade v. Industrial Funding Corp., et al., Index No. C-92-0343. The action pertained to the offering of shares of Industrial Funding Corp. ("IFC"), for which the Company Plaintiffs sued as representatives of a purported class consisting of all persons who purchased IFC shares between December 8, 1989 and February 28, 1991. Plaintiffs alleged violations of the federal securities laws in connection with alleged untrue statements and omissions of material facts, and punitive damages in an unspecified amount. On December 19, 1994 the Court approved a settlement of this litigation. The settlement will not have a material effect on the Company.

    Banca Cremi, S.A. On April 11, 1995, Alex. Brown was named as a defendant in an action pending in the United States District Court for the District of Maryland entitled Banca Cremi, S.A., et al. v. Alex. Brown & Sons Incorporated, et al., Civil Action No. JFM-95-109. The action alleges that Alex. Brown recommended unsuitable investments to Banca Cremi, a Mexican bank and thereby violated federal and state laws. The complaint alleges compensatory damages in excess of $26 million.


Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits
         (11) Statement re:  Calculation of Earnings Per Share

    (b)  No reports on Form 8-K were filed during the quarter ended
         March 31, 1995








                                     (11)


                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ALEX. BROWN INCORPORATED
                                 (Registrant)



Date:   May 9, 1995                            A. B. KRONGARD
                                          Chairman and Chief Executive Officer



Date:   May 9, 1995                            BEVERLY L. WRIGHT
                                          Principal Financial Officer

























                                     (12)


                                                                    Exhibit 11

                      ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                          Calculation of Earnings Per Share
                       (in thousands, except per share amounts)
                                    (Unaudited)

                                    Three Months Ended    Three Months Ended
                                     March 31, 1995         March 25, 1994
                                   --------------------   ------------------
                                                Fully                Fully
                                   Primary     Diluted    Primary    Diluted
                                   -------     --------   -------    -------
Weighted average shares outstanding:
    Common stock                    14,618       14,618    15,466      15,466
    Stock options                      322          389       288         323
    Convertible subordinated
      debentures                        -         2,576        -        2,533
                                   -------      -------   -------     -------
                                    14,940       17,583    15,754      18,322
                                   =======      =======   =======     =======

Net earnings for calculating
  earnings per share:
    Net earnings                   $16,402      $16,402   $23,022     $23,022
    Interest expense on
      convertible subordinated
      debentures, net of tax            -           564        -          476
                                   -------      -------   -------     -------
                                   $16,402      $16,966   $23,022     $23,498
                                   =======      =======   =======     =======
Earnings per share                 $  1.10      $  0.96   $  1.46     $  1.28
                                   =======      =======   =======     =======

                                      (13)

