Form 10-Q
period 1995-06-30
BROWN ALEX INC
filed 1995-08-08
CIK 787977

                                FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended June 30, 1995

   Commission file number 0-14199

                          ALEX. BROWN INCORPORATED
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

    Maryland                                         52-1434118
------------------------------------------------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                   135 E. Baltimore St., Baltimore, MD
                                 21202
------------------------------------------------------------------------------
                 (Address of principal executive offices)
                               (Zip code)

                              410-727-1700
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)
------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.10 par value                      15,350,865
------------------------------------------------------------------------------
              (Class)                         (Outstanding at August 2, 1995)



                    ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                                   INDEX


                                                                  Page

   Part I - Financial Information

             Consolidated Statements of Earnings (Unaudited)
              for the three month and six month periods ended
              June 30, 1995 and June 24, 1994                       1

             Consolidated Statements of Financial Condition
               as of June 30, 1995 (Unaudited) and December        2-3

             Consolidated Statements of Stockholders' Equity
               (Unaudited) for the six month periods ended
               June 30, 1995 and June 24, 1994                      4

             Consolidated Statements of Cash Flows (Unaudited)
               for the six month periods ended June 30, 1995
               and June 24, 1994                                    5

             Notes to Consolidated Financial Statements
               (Unaudited)                                         6-7

             Management's Discussion and Analysis of Results of
               Operations and Financial Condition                 8-11

   Part II - Other Information                                     12

               Signatures                                          13

   Exhibit -

             (11) Calculation of Earnings Per Share (Unaudited)    14


                     ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Earnings
                      (in thousands, except per share amounts)
                                   (Unaudited)

                               Three Months Ended         Six Months Ended
                              June 30,     June 24,      June 30,    June 24,
                                1995         1994          1995        1994
                              --------     --------      --------    --------
Revenues:
    Commissions               $ 44,116     $ 33,850      $ 83,735    $ 71,894
    Investment banking          75,384       53,371       115,651     104,634
    Principal transactions      36,123       26,839        64,627      62,211
    Interest and dividends      24,087       15,163        45,233      30,442
    Advisory and other          21,405       14,652        43,205      37,106
                              --------     --------      --------    --------
   Total                       201,115      143,875       352,451     306,287
                              --------     --------      --------    --------

Operating expenses:
    Compensation and benefits  109,493       83,330       191,738     170,812
    Communications               8,593        6,869        15,844      13,295
    Occupancy and equipment     11,146        7,264        19,719      13,889
    Interest                     8,268        4,490        15,047      10,051
    Floor brokerage, exchange
      and clearing fees          4,831        3,893         9,028       7,701
    Other operating expenses    20,468       13,680        35,422      27,497
                              --------     --------      --------    --------
   Total                       162,799      119,526       286,798     243,245
                              --------     --------      --------    --------

Earnings before income taxes    38,316       24,349        65,653      63,042
Income taxes                    15,326        9,861        26,261      25,532
                              --------     --------      --------    --------
Net earnings                  $ 22,990     $ 14,488      $ 39,392    $ 37,510
                              ========     ========      ========    ========
Earnings per share:

   Primary                    $   1.50     $   0.93      $   2.61    $   2.39
                              ========     ========      ========    ========
   Fully diluted              $   1.32     $   0.83      $   2.28    $   2.11
                              ========     ========      ========    ========

Weighted average number of
   shares outstanding:

   Primary                      15,285       15,586        15,113      15,666
                              ========     ========      ========    ========
   Fully diluted                17,894       18,131        17,774      18,223
                              ========     ========      ========    ========
Cash dividends declared
   per share                  $   0.20     $  0.175      $  0.375    $  0.325
                              ========     ========      ========    ========

See accompanying notes to consolidated financial statements.

                                       (1)

                    ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                  Consolidated Statements of Financial Condition
                                 (in thousands)

                                      ASSETS

                                                 June 30,     December 31,
                                                   1995          1994
                                               ----------    -------------
                                                (Unaudited)

Cash and cash equivalents                      $   23,782      $   24,024

Receivables:
     Customers                                    912,978         800,017

     Brokers, dealers and clearing organizations  306,801         237,479

     Current state income taxes                        74             581

     Other                                         51,456          40,308

Firm trading securities (Note 2)                  123,443          93,352

Securities purchased under agreements
      to resell                                     7,859             -

Deferred income taxes                              20,273          17,675

Memberships in exchanges, at cost
     (market $2,310 and $2,259)                       323             323

Office equipment and leasehold improvements,
     at cost less accumulated depreciation and
     amortization of $41,120 and $37,177           37,449          29,405

Investment securities (Note 5)                     43,887          32,835

Loans to employees to purchase convertible
     subordinated debentures (Note 4)              38,336          33,412

Other assets                                       60,684          37,022
                                               ----------      ----------
                                               $1,627,345      $1,346,433
                                               ==========      ==========

                                 (continued)

                                     (2)

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                                (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 30,     December 31,
                                                   1995          1994
                                                ----------    ------------
                                                (Unaudited)

Bank loans                                      $  105,391      $   72,943

Payables:
     Cash management facility                       75,632          62,296

     Customers, including free credit balances     377,712         307,245

     Brokers, dealers and clearing organizations   356,311         279,637

     Current federal and state income taxes          6,861           2,145

     Other                                         186,080         163,537

Securities sold, not yet purchased (Note 2)         29,138          25,842

Commitments and contingencies (Note 6)

5.75% Convertible subordinated debentures           20,860          24,690

Employee convertible subordinated debentures
     (Note 4)                                       41,631          34,670

Stockholders' equity (Note 4):
     Common stock of $.10 par value
       Authorized 50,000,000 shares
       Issued and outstanding 15,093,339 shares in 1995
       and 14,290,012 shares in 1994                 1,509           1,429
     Additional paid-in capital                    101,568          81,042
     Loans to employees to purchase common stock   (11,547)        (11,011)
     Retained earnings                             336,199         301,968
                                                ----------      ----------
       Total stockholders' equity                  427,729         373,428
                                                ----------      ----------
                                                $1,627,345      $1,346,433
                                                ==========      ==========

See accompanying notes to consolidated financial statements.


                                     (3)

                 ALEX. BROWN INCORPORATED AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Equity
                                (in thousands)
                                  (Unaudited)

                                                 Loans to
                                                 Employees
                                     Additional To Purchase           Total
                               Common  Paid-in   Common   Retained Stockholders'
                                Stock   Capital    Stock    Earnings   Equity
                               ------ --------- ---------- --------- ----------

Six months ended June 30, 1995


  Balance at December 31, 1994  $1,429  $ 81,042  $(11,011) $301,968  $373,428
  Net earnings                     -         -         -      39,392    39,392
  Issuance of 676,840 shares of
    common stock                    68    16,419    (1,319)      -      15,168
  Payments on employee loans       -         -         747       -         747
  Repurchase and retirement of
    7,344 shares of common stock    (1)     (221)      -         -        (222)
  Compensation payable in
    common stock                    13     4,328       -         -        4,341
  Loan forgiveness                 -         -          36       -           36
  Dividends paid                   -         -         -      (5,161)    (5,161)
                                ------  --------  --------  --------  --------
  Balance at June 30, 1995      $1,509  $101,568  $(11,547) $336,199  $427,729
                                ======  ========  ========  ========  ========

Six months ended June 24, 1994

  Balance at December 31, 1993  $1,536  $114,014  $(10,902) $241,017  $345,665
  Net earnings                     -         -         -      37,510    37,510
  Issuance of 299,001 shares of
    common stock                    30     5,162      (218)      -       4,974
  Payments on employee loans       -         -         205       -         205
  Repurchase and retirement of
    599,395 shares of common stock (60)  (16,058)      -         -     (16,118)
  Compensation payable in
    common stock                    20     5,219       -         -       5,239
  Dividends paid                   -         -         -      (4,656)   (4,656)
                                ------  --------  --------  --------  --------
  Balance at June 24, 1994      $1,526  $108,337  $(10,915) $273,871  $372,819
                                ======  ========  ========  ========  ========


See accompanying notes to consolidated financial statements.



                                       (4)

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                               (in thousands)
                                 (Unaudited)

                                                       Six Months Ended
                                                      June 30,      June 24,
                                                        1995          1994
                                                     ---------     ---------
Cash flows from operating activities:

  Net earnings                                       $  39,392     $  37,510
  Reconciliation of net earnings to net cash
   used for operating activities:
    Depreciation and amortization                        5,974         3,868
    Non-cash compensation expense                        6,961         5,239
    Gain on investment securities                       (8,087)       (5,565)
    Other                                                   50            24
    (Increase) decrease in assets:
      Receivables                                     (192,924)       24,872
      Firm trading securities                          (30,091)      (35,789)
      Securities purchased under agreements to resell   (7,859)       (9,975)
      Deferred income taxes                             (2,598)       (3,300)
      Other assets                                     (24,053)      (14,429)
    Increase (decrease) in liabilities:
      Payables                                         174,400       (80,791)
      Securities sold, not yet purchased                 3,296         2,837
                                                      --------      --------
Net cash used for operating activities                 (35,539)      (75,499)
                                                      --------      --------
Cash flows from financing activities:

  Net proceeds (payments):
    Short-term loans                                    36,246        86,678
    Cash management facility                            13,336       (23,448)
  Payments on term loans                                (3,798)       (4,375)
  Issuance of common stock                              11,488         4,933
  Repurchase of common stock                              (222)      (16,118)
  Dividends paid to stockholders                        (5,161)       (4,656)
                                                      --------      --------
Net cash provided by financing activities               51,889        43,014
                                                      --------      --------
Cash flows from investing activities:

  Purchase of office equipment and leasehold
   improvements                                        (13,627)       (5,555)
  Purchase of investment securities                     (9,004)      (12,769)
  Sale of investment securities                          6,039        14,333
                                                      --------      --------
Net cash used for investing activities                 (16,592)       (3,991)
                                                      --------      --------
Net decrease in cash and cash equivalents                 (242)      (36,476)
Cash and cash equivalents at beginning of period        24,024        57,005
                                                      --------      --------
Cash and cash equivalents at end of period            $ 23,782      $ 20,529
                                                      ========      ========

See accompanying notes to consolidated financial statements.

                                       (5)

                 ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                               June 30, 1995
                                (Unaudited)


(1) The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary to fairly reflect the Company's financial position and results of operations, consisting of normal recurring adjustments, have been included. Certain items in 1994 have been reclassified to conform to the current year presentation.

(2) Firm trading securities and securities sold, not yet purchased consisted of the following (in thousands):

                                         Long               Short
                                 06/30/95   12/31/94  06/30/95  12/31/94
                                 --------   --------  --------  --------
 United States government
     and agencies                $  4,072    $ 4,946  $  7,911   $ 4,750
 Mortgage-backed                    8,205        648       -         -
 States and municipalities         56,030     39,978       292       329
 Corporate debt                    25,422     29,972     3,106     3,286
 Corporate equity                  29,714     17,808    17,829    17,477
                                 --------    -------  --------   -------
                                 $123,443    $93,352   $29,138   $25,842
                                 ========    =======   =======   =======

(3) In July 1995, the Company declared a $.20 quarterly cash dividend payable August 16, 1995 to stockholders of record on August 7, 1995.

(4) During 1995, the Company issued $8,030,926 convertible subordinated debentures to certain employees pursuant to the 1991 Equity Incentive Plan. The debentures are convertible into the Company's common stock three and four years after the date issued. The Company made loans to employees to fund the purchases of the debentures. During the first six months of 1995, employees converted $521,583 convertible subordinated debentures, which were issued in January 1991 and January 1992, into 45,088 shares of the Company's common stock.

    During 1995, $3,905,000 par value of the 5.75% convertible subordinated debentures were converted into 150,016 shares of the Company's common stock.

(5) Investment securities at June 30, 1995 and December 31, 1994 included $21.6 million and $13.6 million, respectively, of merchant banking investments.


                                    (6)

                 ALEX. BROWN INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued
                               June 30, 1995
                                (Unaudited)



(6) COMMITMENTS AND CONTINGENCIES

    Letters of Credit
    At June 30, 1995, the Company's principal subsidiary, Alex. Brown & Sons Incorporated, was contingently liable for up to $47,883,320 under unsecured letters of credit used to satisfy required margin deposits at four securities clearing corporations.

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


(7) RECENT DEVELOPMENTS

    On July 10, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission to register the offer and sale of up to $150,000,000 of senior debt and convertible debt securities.




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

                           RESULTS OF OPERATIONS
            Second Quarter 1995 Compared to Second Quarter 1994

Revenues totalled $201.1 million, a 40% increase as compared to $143.9 million in the second quarter of 1994. Commission revenues increased 30% to $44.1 million for the quarter, primarily as a result of increased institutional and private client listed commissions. Investment banking revenues increased 41% to $75.4 million, primarily reflecting increases in underwriting revenues. Partially offsetting this increase was a 17% decrease in merger and advisory revenues which totalled $16.7 million. Principal transaction revenues increased 35% to $36.1 million, due to increases in revenues from OTC trading. This increase was partially offset by a 37% decline in fixed income trading.
Interest and dividend revenues increased 59% to $24.1 million as a result of higher interest rates and an increase in margin loan balances. Advisory and other revenues increased 46% to $21.4 million, primarily due to an increase in advisory fees, an increase of $1.2 million in the carrying value of merchant banking investments as compared to a decline in the carrying value of $2.0 million of merchant banking investments in the second quarter of 1994 and an increase in correspondent services revenues.

Operating expenses totalled $162.8 million, a 36% increase as compared to $119.5 million in the second quarter of 1994. Compensation and benefits increased 31% from $83.3 million to $109.5 million, primarily as a result of increased incentive and commission expense. Communications expense increased 25% to $8.6 million, reflecting increased levels of business activity and increased technology expenditures. Occupancy and equipment expense increased 53% to $11.1 million, primarily as a result of expansion in several offices, increased technology expenditures and an expense provision related to vacating certain office space prior to expiration of the lease of one of the Company's offices. Interest expense increased 84% to $8.3 million from $4.5 million, primarily as a result of the need to finance increased margin loans and interest rate increases. Floor brokerage, exchange and clearing fees increased 24% to $4.8 million, reflecting an increased volume of listed trades. Other operating expenses increased 50% to $20.5 million, primarily reflecting increases in expenses associated with the level of business activity.
                                    (8)

The Company's effective tax rate for the quarter was 40.0%, compared to 40.5% for the second quarter of 1994.

As a result of the above, net earnings increased by 59% to $23.0 million from $14.5 million in the second quarter of 1994. Primary and fully diluted earnings per share were $1.50 and $1.32, respectively, as compared to $0.93 and $0.83 for the same period in the prior year.

                Six Months 1995 Compared to Six Months 1994

Revenues for the six months totalled $352.5 million, a 15% increase as compared to $306.3 million in the first six months of 1994. Commission revenues increased 16% to $83.7 million during the first half of 1995, primarily as a result of increased institutional and private client listed commissions over the same period in the prior year. Investment banking revenues increased 11% to $115.7 million, primarily as a result of increases from underwriting revenues. Principal transaction revenues increased 4% to $64.6 million, due to increases in OTC trading revenues. Interest and dividend revenues increased 49% to $45.2 million from $30.4 million, resulting from higher interest rates and an increase in margin loan balances. Advisory and other revenues increased
16% to $43.2 million, reflecting increases in advisory and other fees, investment and merchant banking revenues and an increase in correspondent services revenues.

Operating expenses totalled $286.8 million, an 18% increase as compared to $243.2 million in the first six months of 1994. Compensation and benefits increased 12% to $191.7 million, primarily as a result of increased incentive, salary and commission expense. Communications expense increased 19% to $15.8 million, reflecting increased levels of business activity and increased technology expenditures. Occupancy and equipment expense increased 42% to $19.7 million, primarily as a result of expansion in several offices, increased technology expenditures and an expense provision related to vacating certain office space prior to expiration of the lease of one of the Company's offices. Interest expense increased 50% to $15.0 million from $10.1 million, primarily as a result of the need to finance increased margin loans and interest rate increases. Floor brokerage, exchange and clearing fees increased 17% to $9.0 million, reflecting an increased volume of listed trades. Other operating expenses increased 29% to $35.4 million, primarily reflecting increases in expenses associated with the level of business activity, which were partially offset by a decline in affiliate expenses.

The Company's effective tax rate for the six months was 40.0%, compared to 40.5% for the first six months of 1994.

As a result of the above, net earnings increased by 5% to $39.4 million from $37.5 million in the first six months of 1994. Primary and fully diluted earnings per share were $2.61 and $2.28, respectively, as compared to $2.39 and $2.11 for the same period in the prior year.

The weighted average number of shares outstanding for purposes of calculating earnings per share includes shares related to outstanding dilutive stock options and is affected by the market price of the Company's Common Stock. Additionally, the calculation of fully diluted earnings per share assumes the conversion into Common Stock of the Company's outstanding convertible subordinated debt, if dilutive. These factors can result in lower rates

                                    (9)
of increase or higher rates of decrease in earnings per share as compared to the rates of increase or decrease in net earnings.

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

High yield securities, also referred to as "junk" bonds, are non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB- and by Moody's Investors Service as lower than Baa3. The market for high yield securities can be extremely volatile and many high yield securities experienced significant price declines in the past several years. At June 30, 1995, in its high yield operations, Alex. Brown had $13.8 million of long inventory and $2.0 million of short inventory as compared to $21.3 million of long inventory and $1.0 million of short inventory at year-end 1994.

As of June 30, 1995, the carrying value of the Company's merchant banking investments was $21.6 million, compared to $13.6 million at year-end 1994. Gains related to merchant banking investments were $3.7 million for the first six months of 1995, reflecting increases in the carrying value of three merchant banking investments. It is anticipated that merchant banking investments will generally have a holding period of three years or more and will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

From time to time the Company makes subordinated loans to correspondents as part of its correspondent services business. These loans may be secured or unsecured and are funded through general working capital sources. At
June 30, 1995, $3.0 million of such loans were outstanding.

The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned, repurchase agreements and bank loans.

The Company borrows from banks on a short-term basis under arrangements pursuant to which the amount of funds available to the Company is based on the value of the securities owned by the Company and customers' margin securities pledged as collateral. In addition, the Company borrows on a long-term basis from banks on both an unsecured basis and with fixed assets pledged as collateral. The Company has historically been able to obtain necessary bank borrowings and believes that it will continue to be able to do so in the future. The Company also has a total of $125 million of unsecured and secured financing from banks available under committed, revolving lines of credit, of which $25 million expires in August 1995 and $100 million expires in August 1996. There were no amounts outstanding under the Credit
                                     (10)

Facilities as of June 30, 1995. The Company is currently in discussions with regard to renewing the $25 million facility. The Credit Facilities and certain term loans contain various restrictive covenants, the most significant of which require the maintenance of minimum levels of net worth by both the Company and Alex. Brown and minimum levels of net capital by Alex. Brown.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The rule may limit the Company's ability to withdraw capital from Alex. Brown. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At June 30, 1995, Alex. Brown had aggregate net capital of $235.1 million, which exceeded its minimum net capital requirement by $216.0 million.

During the first six months of 1995, the Company repurchased a total of 9,298 shares (on a trade date basis) of its Common Stock at a cost of $0.3 million. As of July 1995, the Company had a remaining repurchase authorization of approximately 1.4 million shares. The Company anticipates that, subject to market conditions, it will make additional repurchases in the future.

Management of the Company believes that existing capital and credit facilities, when combined with funds generated from operations, will provide the Company with sufficient resources to meet its present and reasonably foreseeable cash and capital needs.

                              RISK MANAGEMENT

The Company records securities transactions on a settlement date basis, generally the third business day following the transaction. The risk of loss on unsettled transactions relates to customers' or brokers' inability or refusal to meet the terms of their contracts. The Company monitors its exposure to market and counterparty risk through a variety of financial, position and credit exposure reporting and control procedures. The Risk Management, Credit and Investment Committees, each of which meets on a regular basis, include members of senior management. Each trading department is subject to internal position limits established by the Risk Management Committee which also reviews positions and results of the trading departments. Alex. Brown's Credit Committee establishes and reviews appropriate credit limits for customers and brokers seeking margin, repurchase and reverse repurchase agreement facilities and securities borrowed and securities loaned arrangements. The Investment Committee approves investment purchases and sales and reviews holdings.

                                 INFLATION

Because the Company's assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses such as employee compensation, office space leasing costs and communication charges, and increases therein may not be readily recoverable in the price of services offered by the Company. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets and on the value of securities owned by the Company, it may adversely affect the Company's financial position and results of operations.
                                   (11)


Part II - Other Information

Item 1 - Legal Proceedings

    Exide Electronics Group, Inc. On July 20, 1995, the Company was dismissed, pursuant to a settlement, from a suit that had been pending since May, 1990, captioned Bernard M. Branson v. Exide Electronics Corporation, et al. The action had been filed in Delaware Chancery Court, New Castle County, and pertained to the December, 1989 public offering (the "Offering") of 1.2 million shares of the Common stock of Exide Electronics Group, Inc. ("Exide") at $12.50 per share. The Company was lead manager of the Offering's underwriting syndicate and directly underwrote 224,000 shares. The Plaintiff purported to represent a class consisting of all persons who purchased shares of Exide in the Offering and alleged violation of the Securities Act of 1933 and of Delaware common law in connection with alleged untrue statements and omissions of material facts in the registration statement and prospectus prepared in connection with the Offering. The Company was not required to contribute to the settlement.






Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits
         (11) Statement re:  Calculation of Earnings Per Share

    (b)  No reports on Form 8-K were filed during the quarter ended June 30,
         1995








                                   (12)


                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ALEX. BROWN INCORPORATED
                               (Registrant)



Date:  August 8, 1995                         A. B. KRONGARD
                                      ------------------------------------
                                      Chairman and Chief Executive Officer



Date:  August 8, 1995                        BEVERLY L. WRIGHT
                                       -----------------------------------
                                       Principal Financial Officer











                                   (13)


                                                                  Exhibit 11

                    ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                         Calculation of Earnings Per Share
                      (in thousands, except per share amounts)
                                  (Unaudited)

                                  Three Months Ended      Three Months Ended
                                     June 30, 1995          June 24, 1994
                                  -------------------     ------------------
                                               Fully                   Fully
                                  Primary     Diluted      Primary    Diluted
                                  -------     -------      -------    -------

   Weighted average shares
     outstanding:
       Common stock                14,911     14,911        15,347     15,347
       Stock options                  374        401           239        239
       Convertible subordinated
         debentures                   -        2,582           -        2,545
                                  -------    -------       -------    -------
                                   15,285     17,894        15,586     18,131
                                  =======    =======       =======    =======

   Net earnings for
     calculating earnings per
     share:
       Net earnings               $22,990    $22,990       $14,488    $14,488
       Interest expense on
       convertible subordinated
       debentures, net of tax         -          582           -          519
                                  -------    -------       -------    -------
                                  $22,990    $23,572       $14,488    $15,007
                                  =======    =======       =======    =======

   Earnings per share             $  1.50    $  1.32       $  0.93    $  0.83
                                  =======    =======       =======    =======


                                   Six Months Ended         Six Months Ended
                                     June 30, 1995            June 24, 1994
                                  ------------------       ------------------
                                              Fully                    Fully
                                  Primary    Diluted        Primary    Diluted
                                  -------    -------        -------    -------
   Weighted average shares
     outstanding:
       Common stock                14,765     14,765         15,404     15,404
       Stock options                  348        430            262        279
       Convertible subordinated
         debentures                   -        2,579            -        2,540
                                  -------    -------        -------    -------
                                   15,113     17,774         15,666     18,223
                                  =======    =======        =======    =======

   Net earnings for
     calculating earnings per
     share:
       Net earnings               $39,392    $39,392        $37,510    $37,510
       Interest expense on
       convertible subordinated
       debentures, net of tax         -        1,145            -          995
                                  -------    -------        -------    -------
                                  $39,392    $40,537        $37,510    $38,505
                                  =======    =======        =======    =======

   Earnings per share             $  2.61    $  2.28        $  2.39    $  2.11
                                  =======    =======        =======    =======


                                               (14)