Form 10-Q
period 1995-09-30
BROWN ALEX INC
filed 1995-11-09
CIK 787977

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

Commission file number 0-14199

                           ALEX. BROWN INCORPORATED
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

     Maryland                                     52-1434118
_______________________________________________________________________________
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                     135 E. Baltimore St., Baltimore, MD
                                    21202
________________________________________________________________________________
                   (Address of principal executive offices)
                                  (Zip code)

                                (410) 727-1700
________________________________________________________________________________
             (Registrant's telephone number, including area code)
_______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 par value                  15,517,197
--------------------------------------------------------------------------------
          (Class)                             (Outstanding at October 30, 1995)


                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                                    INDEX

                                                                   Page
Part I - Financial Information

 Consolidated Statements of Earnings (Unaudited) for the
      three month and nine month periods ended
      September 30, 1995 and September 30, 1994                     1

 Consolidated Statements of Financial Condition as of
      September 30, 1995 (Unaudited) and December 31, 1994         2-3

 Consolidated Statements of Stockholders' Equity
      (Unaudited) for the nine month periods ended
      September 30, 1995 and September 30, 1994                     4

 Consolidated Statements of Cash Flows (Unaudited)
      for the nine month periods ended September 30, 1995 and
      September 30, 1994                                            5

 Notes to Consolidated Financial Statements (Unaudited)            6-7

 Management's Discussion and Analysis of Results of
      Operations and Financial Condition                          8-11

Part II - Other Information                                        12

 Signatures                                                        13

Exhibit -

 (11) Calculation of Earnings Per Share (Unaudited)                14


                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Earnings
                   (in thousands, except per share amounts)
                                 (Unaudited)

                             Three Months Ended        Nine Months Ended
                                September 30,             September 30,
                              1995        1994          1995        1994
                            -------     -------       -------     -------
Revenues:
 Commissions                $ 45,127   $ 33,737      $128,862    $105,631
 Investment banking           76,423     45,537       191,195     149,299
 Principal transactions       34,744     29,852       100,250      92,935
 Interest and dividends       28,023     18,597        73,256      49,039
 Advisory and other           25,961     17,728        69,166      54,834
                            --------   --------      --------    --------
   Total revenues            210,278    145,451       562,729     451,738
                            --------   --------      --------    --------

Operating expenses:
 Compensation and benefits   117,993     82,451       309,731     253,269
 Communications                8,250      7,128        24,092      20,423
 Occupancy and equipment       9,800      7,805        29,520      21,701
 Interest                      9,483      6,114        24,530      16,165
 Floor brokerage, exchange
   and clearing fees           4,812      4,125        13,840      11,826
 Other operating expenses     21,703     15,513        57,126      42,997
                            --------   --------      --------    --------
   Total operating expenses  172,041    123,136       458,839     366,381
                            --------   --------      --------    --------

Earnings before income taxes  38,237     22,315       103,890      85,357
Income taxes                  15,295      9,037        41,556      34,569
                            --------   --------      --------    --------
Net earnings                $ 22,942   $ 13,278      $ 62,334    $ 50,788
                            ========   ========      ========    ========
Earnings per share:
 Primary                    $   1.45   $   0.87      $   4.06    $   3.27
                            ========   ========      ========    ========
 Fully diluted              $   1.28   $   0.78      $   3.54    $   2.90
                            ========   ========      ========    ========
Weighted average number of
 shares outstanding:
 Primary                      15,858     15,340        15,364      15,549
                            ========   ========      ========    ========
 Fully diluted                18,325     17,834        18,077      18,076
                            ========   ========      ========    ========
Cash dividends declared
 per share                  $   0.20   $  0.175      $  0.575    $   0.50
                            ========   ========      ========    ========

See accompanying notes to consolidated financial statements.

                                     (1)


                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                                (in thousands)

                                    ASSETS

                                             September 30,    December 31,
                                                 1995            1994
                                             -------------    ------------
                                              (Unaudited)
Cash and cash equivalents                      $    29,627     $    24,024

Receivables:
 Customers                                       1,081,816         800,017

 Brokers, dealers and clearing organizations       407,188         237,479

 Current federal and state income taxes             10,960             581

 Other                                              53,531          40,308

Firm trading securities (Note 2)                    97,568          93,352

Securities purchased under agreements to resell      6,990             -

Deferred income taxes                               21,609          17,675

Memberships in exchanges, at cost
 (market $2,678 and $2,259)                            323             323

Office equipment and leasehold improvements,
 at cost less accumulated depreciation and
 amortization of $42,673 and $37,177                41,032          29,405

Investment securities (Note 5)                      45,475          32,835

Loans to employees to purchase convertible
 subordinated debentures (Note 4)                   48,532          33,412

Other assets                                        70,315          37,022
                                                ----------      ----------
                                                $1,914,966      $1,346,433
                                                ==========      ==========

                                 (continued)
                                     (2)

                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
          Consolidated Statements of Financial Condition (continued)
                                (in thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,  December 31,
                                                    1995           1994
                                                -------------  ------------
                                                 (Unaudited)
Bank loans                                        $   73,346   $    72,943

Payables:
 Cash management facility                             59,829        62,296

 Customers, including free credit balances           381,171       307,245

 Brokers, dealers and clearing organizations         519,284       279,637

 Current federal income taxes                            -           2,145

 Other                                               222,304       163,537

Securities sold, not yet purchased (Note 2)           27,588        25,842

7 5/8% Senior notes (Note 4)                         109,392           -

5 3/4% Convertible subordinated debentures (Note 4)   11,961        24,690

Employee convertible subordinated debentures (Note 4) 51,819        34,670

Commitments and contingencies (Note 6)

Stockholders' equity (Note 4):
 Common stock of $.10 par value
   Authorized 50,000,000 shares
   Issued and outstanding 15,505,735 shares in 1995
   and 14,290,012 shares in 1994                       1,551         1,429
 Additional paid-in capital                          113,286        81,042
 Loans to employees to purchase common stock         (12,640)      (11,011)
 Retained earnings                                   356,075       301,968
                                                  ----------    ----------
   Total stockholders' equity                        458,272       373,428
                                                  ----------    ----------
                                                  $1,914,966    $1,346,433
                                                  ==========    ==========

See accompanying notes to consolidated financial statements.
                                     (3)

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                (in thousands)
                                  (Unaudited)

                                                Loans To
                                               Employees
                                    Additional To Purchase           Total
                              Common  Paid-in   Common    Retained Stockholders'
                               Stock  Capital    Stock     Earnings   Equity
                              ------  --------- --------- -------- ------------

Nine months ended September 30, 1995

 Balance at December 31, 1994  $1,429  $ 81,042 ($11,011)  $301,968  $373,428
 Net earnings                     -         -        -       62,334    62,334
 Issuance of 1,090,790 shares of
   common stock                   109    28,175   (2,465)       -      25,819
 Payments on employee loans       -         -        800        -         800
 Repurchase and retirement of
   9,301 shares of common stock    (1)     (296)     -          -        (297)
 Compensation payable in
   common stock                    14     4,365      -          -       4,379
 Loan forgiveness                 -         -         36        -          36
 Dividends paid                   -         -        -       (8,227)   (8,227)
                                ------ -------- --------   --------  --------
 Balance at September 30, 1995  $1,551 $113,286 ($12,640)  $356,075  $458,272
                                ====== ======== ========   ========  ========

Nine months ended September 30, 1994

 Balance at December 31, 1993   $1,536 $114,014 ($10,902)  $241,017  $345,665
 Net earnings                      -        -        -       50,788    50,788
 Issuance of 415,813 shares of
   common stock                     42    6,645     (218)       -       6,469
 Payments on employee loans        -        -        375        -         375
 Repurchase and retirement of
   887,225 shares of common stock  (89) (23,424)     -          -     (23,513)
 Compensation payable in
   common stock                     20    5,244      -          -       5,264
 Dividends paid                    -        -        -       (7,303)   (7,303)
                                ------ -------- --------   --------  --------
 Balance at September 30, 1994  $1,509 $102,479 ($10,745)  $284,502  $377,745
                                ====== ======== ========   ========  ========

See accompanying notes to consolidated financial statements.

                                      (4)

                    ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                       Nine Months Ended
                                                  September 30,   September 30,
                                                       1995           1994
                                                  -------------   -------------
Cash flows from operating activities:
 Net earnings                                       $  62,334       $  50,788
 Reconciliation of net earnings to net cash
  used for operating activities:
    Depreciation and amortization                       9,091           5,972
    Non-cash compensation expense                       6,998           5,264
    Gain on investment securities                     (13,561)         (7,550)
    Other                                                 280              (4)
    (Increase) decrease in assets:
     Receivables                                     (475,110)         16,967
     Firm trading securities                           (4,216)        (18,943)
     Securities purchased under agreements to resell   (6,990)         (6,948)
     Deferred income taxes                             (3,934)         (8,260)
     Other assets                                     (33,181)        (15,112)
   Increase (decrease) in liabilities:
     Payables                                         370,195        (109,862)
     Securities sold, not yet purchased                 1,746          (5,921)
                                                     --------        --------
Net cash used for operating activities                (86,348)        (93,609)
                                                     --------        --------
Cash flows from financing activities:
 Net proceeds (payments):
   Short-term loans                                     6,321          81,489
   Cash management facility                            (2,467)        (14,225)
 Proceeds from term loan                                  -            15,000
 Payments on term loans                                (5,918)         (7,095)
 Proceeds from senior notes                           108,677             -
 Issuance of common stock                              13,056           5,921
 Repurchase of common stock                              (297)        (23,513)
 Dividends paid to stockholders                        (8,227)         (7,303)
                                                     --------        --------
Net cash provided by financing activities             111,145          50,274
                                                     --------        --------

Cash flows from investing activities:
 Purchase of office equipment and leasehold
   improvements                                       (20,115)        (10,119)
 Purchase of investment securities                    (11,118)        (13,121)
 Sale of investment securities                         12,039          28,024
                                                     --------        --------
Net cash provided by (used for) investing activities  (19,194)          4,784
                                                     --------        --------
Net increase (decrease) in cash and cash equivalents    5,603         (38,551)
Cash and cash equivalents at beginning of period       24,024          57,005
                                                     --------        --------
Cash and cash equivalents at end of period           $ 29,627        $ 18,454
                                                     ========        ========

See accompanying notes to consolidated financial statements.
                                       (5)

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1995
                                   (Unaudited)


(1) The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary to fairly reflect the Company's financial position and results of operations, consisting of normal recurring adjustments, have been included. Certain revenue and expense items in 1994 have been reclassified to conform to the current year presentation.

(2) Firm trading securities and securities sold, not yet purchased consisted of the following (in thousands):

                                          Long                Short
                                   09/30/95  12/31/94   09/30/95   12/31/94
                                   --------  --------   --------   --------
    United States government
        and agencies                $ 3,263   $ 4,946   $ 8,066     $ 4,750
    Mortgage-backed                   1,664       648       -           -
    States and municipalities        44,067    39,978        61         329
    Corporate debt                   19,583    25,631       888       3,286
    Equities and convertible debt    28,991    22,149    18,573      17,477
                                    -------   -------   -------     -------
                                    $97,568   $93,352   $27,588     $25,842
                                    =======   =======   =======     =======

(3) In October 1995, the Company declared a $.20 quarterly cash dividend payable November 9, 1995 to stockholders of record on October 30, 1995.

(4) On August 21, 1995, the Company issued $110,000,000 senior notes due August 15, 2005, which bear interest at 7 5/8%. The notes were sold at a discount to yield 7.705%.

    During 1995, the Company issued $18,341,551 convertible subordinated debentures to certain employees pursuant to the 1991 Equity Incentive Plan. The debentures are convertible in installments into the Company's common stock three to six years after the date issued. The Company made loans to employees to fund the purchases of the debentures. During the first nine months of 1995, employees converted $643,909 convertible subordinated debentures, which were issued in prior years, into 51,620 shares of the Company's common stock.

    During 1995, $12,920,000 par value of the 5 3/4% convertible subordinated debentures was converted into 496,343 shares of the Company's common stock.

(5) Investment securities at September 30, 1995 and December 31, 1994 included $21.0 million and $13.6 million, respectively, of merchant banking investments.


                                      (6)

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                               September 30, 1995
                                   (Unaudited)



(6) COMMITMENTS AND CONTINGENCIES

  Letters of Credit
  At September 30, 1995, the Company's principal subsidiary, Alex. Brown & Sons Incorporated, was contingently liable for up to $49,883,000 under unsecured letters of credit used to satisfy required margin deposits at four securities clearing corporations.

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

                            RESULTS OF OPERATIONS
              Third Quarter 1995 Compared to Third Quarter 1994

Revenues totalled $210.3 million, a 45% increase as compared to $145.5 million in the third quarter of 1994. Commission revenues increased 34% to $45.1 million for the quarter, primarily as a result of increased private client and institutional listed commissions. Investment banking revenues increased 68% to $76.4 million, primarily due to an increase in revenues from underwriting activities. Partially offsetting this increase was a 14% decrease in merger and advisory revenues to $12.9 million for the quarter. Principal transaction revenues increased 16% to $34.7 million, primarily due to increases in revenues from OTC trading. This increase was partially offset by a decline in fixed income trading revenues. Interest and dividend revenues increased 51% to $28.0 million as a result of higher margin loan balances and higher interest rates. Advisory and other revenues increased 46% to $26.0 million, primarily due to increases in investment revenues, advisory and other fees and an increase in correspondent services revenues. Investment revenues of $5.5 million for the quarter consisted of both realized gains and increases in the carrying value of investments.

Operating expenses totalled $172.0 million, a 40% increase as compared to $123.1 million in the third quarter of 1994. Compensation and benefits increased
43% from $82.5 million to $118.0 million as a result of increased incentive and commission expense. Communications expense increased 16% to $8.3 million, reflecting expenses required to support increased levels of business activity. Occupancy and equipment expense increased 26% to $9.8 million, primarily as a result of expansion in several offices, increased technology expenditures and an expense provision related to vacating certain office space prior to expiration of the lease of one of the Company's offices. Interest expense increased 55% to $9.5 million from $6.1 million, primarily due to the cost of financing increased margin loans and interest rate increases. Floor brokerage, exchange and clearing fees increased 17% to $4.8 million, reflecting an increased volume of listed trades. Other operating expenses increased 40% to $21.7 million, primarily reflecting increases in expenses associated with the higher level of business activity.

The Company's effective tax rate for the quarter was 40.0%, compared to 40.5% for the third quarter of 1994.
                                     (8)

As a result of the above, net earnings increased by 73% to $22.9 million from $13.3 million in the third quarter of 1994. Primary and fully diluted earnings per share were $1.45 and $1.28, respectively, as compared to $0.87 and $0.78 for the same period in the prior year.

                Nine Months 1995 Compared to Nine Months 1994

Revenues for the nine months totalled $562.7 million, a 25% increase as compared to $451.7 million in the first nine months of 1994. Commission revenues increased 22% to $128.9 million during the first nine months of 1995, primarily as a result of increased institutional and private client listed commissions over the same period in the prior year. Investment banking revenues increased 28% to $191.2 million, primarily as a result of increases from underwriting activities. Principal transaction revenues increased 8% to $100.3 million, primarily due to increases in OTC trading revenues. Partially offsetting this increase was a decrease in fixed income trading revenues, primarily in the areas of mortgage-backed and government securities trading. Interest and dividend revenues increased 49% to $73.3 million from $49.0 million, primarily resulting from higher interest rates and an increase in margin loan balances. Advisory and other revenues increased 26% to $69.2 million, reflecting increases in advisory and other fees, investment revenues and an increase in correspondent services revenues.

Operating expenses totalled $458.8 million, a 25% increase as compared to $366.4 million in the first nine months of 1994. Compensation and benefits increased 22% to $309.7 million, primarily as a result of increased incentive, commission and salary expense. Communications expense increased 18% to $24.1 million, reflecting increased levels of business activity and increased technology expenditures. Occupancy and equipment expense increased 36% to $29.5 million, primarily as a result of expansion in several offices, increased technology expenditures and an expense provision related to vacating certain office space prior to expiration of the lease of one of the Company's offices. Interest expense increased 52% to $24.5 million from $16.2 million, primarily as a result of interest rate increases and the need to finance increased margin loans. Floor brokerage, exchange and clearing fees increased 17% to $13.8 million, reflecting an increased volume of listed trades. Other operating expenses increased 33% to $57.1 million, primarily reflecting increases in expenses associated with the higher level of business activity, which were partially offset by a decline in affiliate expenses.

The Company's effective tax rate for the nine months was 40.0%, compared to 40.5% for the first nine months of 1994.

As a result of the above, net earnings increased by 23% to $62.3 million from $50.8 million in the first nine months of 1994. Primary and fully diluted earnings per share were $4.06 and $3.54, respectively, as compared to $3.27 and $2.90 for the same period in the prior year.

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

                                     (9)

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

High yield securities, also referred to as "junk" bonds, are non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB-and by Moody's Investors Service as lower than Baa3. The market for high yield securities can be extremely volatile and many high yield securities experienced significant price declines in the past several years. At September 30, 1995, in its high yield operations, Alex. Brown had $13.8 million of long inventory and $0.7 million of short inventory as compared to $21.3 million of long inventory and $1.0 million of short inventory at year-end 1994.

As of September 30, 1995, the carrying value of the Company's merchant banking investments was $21.0 million, compared to $13.6 million at year-end 1994.
Gains related to merchant banking investments were $4.3 million for the first nine months of 1995, primarily reflecting increases in the carrying value of investments. It is anticipated that merchant banking investments will generally have a holding period of three years or more and will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business. These loans may be secured or unsecured and are funded through general working capital sources. At September 30, 1995, $3.0 million of such loans were outstanding.

The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned, repurchase agreements and bank loans, as well as through the issuance of debt and equity securities.

The Company borrows from banks on a short-term basis under arrangements pursuant to which the amount of funds available to the Company is based on the value of the securities owned by the Company and customers' margin securities pledged as collateral. In addition, the Company borrows on a long-term basis from banks on both an unsecured basis and with fixed assets pledged as collateral. The Company has historically been able to obtain necessary bank borrowings and believes that it will continue to be able to do so in the future. The Company also has a total of $150.0 million of unsecured and secured financing from banks available under committed, revolving lines of credit which expire in August 1996. There were no amounts outstanding under the Credit Facilities as of September 30, 1995. The Credit Facilities and certain term loans contain various restrictive covenants, the most significant of which require the maintenance of minimum levels of net worth by both the Company and Alex. Brown and minimum levels of net capital by Alex. Brown.
                                    (10)

On July 10, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission to register the offer and sale of up to $150,000,000 of senior debt and convertible debt securities. On August 16, 1995, the Company issued $110.0 million of 7 5/8% Senior Notes due 2005. The notes were issued at a discount to yield 7.705%.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The rule may limit the Company's ability to withdraw capital from Alex. Brown. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At September 30, 1995, Alex. Brown had aggregate net capital of $254.5 million, which exceeded its minimum net capital requirement by $231.1 million.

During the first nine months of 1995, the Company repurchased a total of 9,301 shares of its Common Stock at a cost of $0.3 million. As of October 1995, the Company had a remaining repurchase authorization of approximately 1.4 million shares. The Company anticipates that, subject to market conditions, it will make additional repurchases in the future.

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



                                     (11)

Part II - Other Information

Item 1 - Legal Proceedings

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    None.


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits
       (11) Statement re:  Calculation of Earnings Per Share

  (b) A Form 8-K was filed on August 11, 1995 to report on matters submitted to the vote of stockholders at the annual meetings of stockholders on April 25, 1995, April 25, 1994 and May 13, 1993.



























                                     (12)

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ALEX. BROWN INCORPORATED
                                 (Registrant)

Date:   November 9, 1995                  A. B. KRONGARD
                                          ------------------------------------
                                          A. B. Krongard
                                          Chairman and Chief Executive Officer



Date:  November 9, 1995                   BEVERLY L. WRIGHT
                                          ------------------------------------
                                          Beverly L. Wright
                                          Principal Financial Officer






















                                     (13)

                                                         Exhibit 11

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                       Calculation of Earnings Per Share
                    (in thousands, except per share amounts)
                                  (Unaudited)

                               Three Months Ended      Three Months Ended
                               September 30, 1995      September 30, 1994
                               ------------------     -------------------
                                           Fully                   Fully
                               Primary    Diluted     Primary     Diluted
                               -------    -------     -------     -------
Weighted average shares
  outstanding:
  Common stock                  15,338     15,338      15,088       15,088
  Stock options                    520        568         252          252
  Convertible subordinated
    debentures                     -        2,419         -          2,494
                               -------    -------     -------      -------
                                15,858     18,325      15,340       17,834
                               =======    =======     =======      =======
Net earnings for calculating
  earnings per share:
  Net earnings                 $22,942    $22,942     $13,278      $13,278
  Interest expense on
    convertible subordinated
    debentures, net of tax         -          593         -            554
                               -------    -------     -------      -------
                               $22,942    $23,535     $13,278      $13,832
                               =======    =======     =======      =======
Earnings per share             $  1.45    $  1.28     $  0.87      $  0.78
                               =======    =======     =======      =======

                                 Nine Months Ended     Nine Months Ended
                                September 30, 1995    September 30, 1994
                               -------------------   ---------------------
                                           Fully                    Fully
                               Primary    Diluted     Primary      Diluted
                               -------    -------     -------      -------
Weighted average shares
  outstanding:
  Common stock                  14,958     14,958      15,291       15,291
  Stock options                    406        594         258          270
  Convertible subordinated
    debentures                     -        2,525         -          2,515
                               -------    -------     -------      -------
                                15,364     18,077      15,549       18,076
                               =======    =======     =======      =======
Net earnings for calculating
  earnings per share:
  Net earnings                 $62,334    $62,334     $50,788      $50,788
  Interest expense on
    convertible subordinated
    debentures, net of tax         -        1,738         -          1,543
                               -------    -------     -------      -------
                               $62,334    $64,072     $50,788      $52,331
                               =======    =======     =======      =======
Earnings per share             $  4.06    $  3.54     $  3.27      $  2.90
                               =======    =======     =======      =======

                                      (14)