Form 10-K
period 1995-12-31
BROWN ALEX INC
filed 1996-03-28
CIK 787977

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
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

    Common Stock (par value, $.10 per share)       New York Stock Exchange, Inc.
                  (Title of class)        (Name of Exchange on which registered)

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant, including shares held in street name by Alex. Brown & Sons Incorporated, the registrant's principal operating subsidiary, was approximately $768,903,264 based upon the last sale price as reported on the New York Stock Exchange on March 8, 1996.

        The number of shares of the registrant's Common Stock outstanding as of March 8, 1996 was 16,018,818.

DOCUMENTS INCORPORATED BY REFERENCE

        Those portions of the Company's 1995 Annual Report to Stockholders and Proxy Statement which the Company will file pursuant to Regulation 14A on or before March 21, 1996 which contain information required to be included in this Form 10-K, are incorporated by reference.

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

        The Company's operations are conducted from 24 offices in 14 states and the District of Columbia and from representative offices in London, England, Geneva, Switzerland and Tokyo, Japan. The Company's principal office is in Baltimore, with other offices in major cities including New York, San Francisco, Los Angeles, Boston, Chicago, Dallas, Atlanta, Philadelphia and Washington, D.C.

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

        Research. The Company's Research Division develops investment recommendations and market information in the consumer, financial services, health care, industrial growth, media/communications and technology industries. Within these industries, the Company follows approximately 650 companies.

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

        As of December 31, 1995, the Company made markets, buying and selling as a principal, in approximately 400 common stocks and other securities traded on the NASD's Automated Quotations System or otherwise in the over-the-counter market and approximately 475 listed securities. The majority of the equity securities in which the Company makes a market are in the industry areas followed by the Company's research analysts.

        The Company buys and sells as principal a wide range of fixed income securities and variable rate debt obligations, including municipal securities, collateralized mortgage and asset-backed obligations, emerging market debt securities, corporate fixed income securities and U.S. government and agency obligations. Municipal securities include general obligation and revenue bonds and notes issued by states, counties, cities and state and local government agencies and authorities. Corporate fixed income securities include high yield (non-rated and non-investment grade) obligations, convertible debentures and other bonds, notes and preferred stocks. U.S. government and agency obligations include direct U.S. government obligations and U.S. government-guaranteed securities and agency obligations.

        Information regarding the Company's long and short trading securities positions as of December 31, 1995 and 1994 and principal transactions revenue for the three year period ended December 31, 1995 is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 4, 5 and 9 of Notes to Consolidated Financial Statements, incorporated herein by reference to pages 28-31, 38-39 and 41, respectively, of the 1995 Annual Report to Stockholders.

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

        The Company also participates as a market maker in the NASD's Small Order Execution System ("SOES"), an automated trading system through which participating firms can execute customer orders of limited size against market makers in eligible securities through computer terminal entries. Participating market makers are required to honor such transactions; therefore, SOES participation puts an affirmative obligation on the Company to monitor trading activity in SOES securities in which it makes a market and maintain commensurate control of its positions. SOES participation is mandatory for market makers in all NASDAQ National Market System ("NMS") securities, and imposes upon market makers a penalty of 20 business days during which they may not make a market at all in any NMS security in which an unexcused withdrawal has occurred. Withdrawal is excused only in limited circumstances. The NASD is authorized to establish the maximum size of SOES orders at either 200, 500 or 1,000 shares, depending on the trading characteristics of the particular security. It is likely that participation as a SOES market maker will continue to increase the Company's exposure to loss from principal transactions.

        The SEC and other regulatory organizations are reviewing the structure and operation of the NASDAQ Stock Market. As a major participant in the NASDAQ Stock Market, the Company has received subpoenas and demands for information from the SEC and the United States Department of Justice pertaining to NASDAQ market making and related activities. See also Item 3, Legal Proceedings. Changes in regulations pertaining to the NASDAQ Stock Market may have a material effect on the Company's over-the-counter trading activities.

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

        In the past five years, less than 50% (40% in 1995) of the public offerings of equity and corporate debt securities managed or co-managed by the Company have been initial public offerings. Generally, a strong market for new issues occurs when overall market and economic conditions are favorable. New issues are perceived to have a higher degree of risk for investors and investor receptivity to new issues tends to vary as a function of overall market conditions.

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

        The Company also invests in private equity securities primarily through its partnership interest in ABS Capital Partners, L.P. ("Capital"). In most cases, these investments are made either with the management of such companies or to provide expansion financing. Capital may also co-invest with other financial groups in larger transactions where its specific industry expertise may create additional value. Private equity investments have the potential of generating substantial investment returns, but involve a significant degree of risk due to the concentrated investment of capital in securities that generally lack liquidity. As of December 31, 1995, the Company had outstanding $25.4 million of private equity investments and a commitment to invest $10.3 million more in Capital.

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

        Investment Management Services. The Company provides investment advisory, administrative and distribution services to a variety of clients, domestic and international. These services are typically provided for a fee based on the value of the assets for which such services are rendered.
Investment advisory services are provided to high net worth individuals, institutional investors, foundations, endowments, mutual funds and private investment funds. As of December

31, 1995, the Company provided investment advisory, administrative and/or distribution services with respect to $10.1 billion of assets under management.

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

        In December, 1995, the Company received approval from the SEC for the formation of Alex. Brown Capital Advisory Incorporated, a registered investment adviser. In January, 1996, the Company transferred certain of its investment management activities to Alex. Brown Capital Advisory Incorporated.

        Correspondent Services. The Company provides administrative, execution, operational and clearing services to other securities firms on a fully disclosed basis. In addition to commissions and other transaction related fees, the Company receives interest revenue in those instances where it extends margin credit directly to customers of its correspondent brokers. The Company may extend credit directly to its correspondent firms to finance their operations or securities positions which such firms hold for their own accounts. The Company relies on the general credit of its correspondent brokers and may be exposed to risk of loss if any of its correspondents or their customers are unable to meet their financial commitments. The ratio of capital to the level of business of the Company's correspondent brokers may be less than that of the Company. From time to time the Company makes unsecured subordinated loans to correspondent brokers. Such loans are funded through general working capital sources. As of December 31, 1995, the Company provided correspondent services to 44 securities firms.

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

        Employees. As of December 31, 1995, the Company had approximately 2,350 full-time employees. None of the Company's employees are covered by a collective bargaining arrangement.

        Regulation. The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. Alex. Brown is registered as a broker-dealer with the SEC. Alex. Brown and Alex. Brown Capital Advisory Incorporated as well as other investment advisers in which the Company has an equity interest are registered as investment advisers with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which has been designated by the SEC as Alex. Brown's primary regulator. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct
periodic   examinations  of  Alex.  Brown's  operations. Securities firms  are
also  subject  to   regulation   by  state   securities administrators  in those
states in which they conduct business. Alex. Brown is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

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

        Alex. Brown is a member of SIPC, which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by Alex. Brown of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. In addition, Alex. Brown has obtained protection in excess of SIPC coverage of $49,500,000 for each account.

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

Net Capital Requirements. As a registered broker-dealer and a member firm of the NYSE, Alex. Brown is subject to the Net Capital Rule, which has also been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Alex. Brown is also subject to the net capital requirements of the Commodities Futures Trading Commission ("CFTC") and various commodity exchanges, which generally require that Alex. Brown, as an introducing broker, maintain minimum net capital equal to the alternative net capital requirements discussed below.

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

        Alex. Brown has been in compliance at all times with all aspects of the Net Capital Rule and CFTC net capital requirements applicable to it. As of December 31, 1995, Alex. Brown was required to maintain minimum net capital, in accordance with SEC and CFTC rules, of $26,338,000 and had total net capital (as so computed) of $322,292,000 or $295,954,000 in excess of 2% of aggregate debit items and $256,448,000 in excess of 5% of aggregate debit items.

Item 1(d). Financial Information about Foreign and Domestic Operations and Export Sales.

        Not Applicable.

Item 2. Properties.

        The Company has offices in the following cities:


        Annapolis, Maryland                     Naples, Florida
        Atlanta, Georgia                        New Orleans, Louisiana
        Baltimore, Maryland                     New York, New York
        Boston, Massachusetts                   Philadelphia, Pennsylvania
        Charlotte, North Carolina               Richmond, Virginia
        Chicago, Illinois                       San Francisco, California
        Dallas, Texas                           Timonium, Maryland
        Fishkill, New York                      Tokyo, Japan
        Geneva, Switzerland                     Towson, Maryland
        Greenwich, Connecticut                  Washington, D.C.
        Houston, Texas                          West Palm Beach, Florida
        Jacksonville, Florida                   Wilmington, Delaware
        London, England                         Winston-Salem, North Carolina
        Los Angeles, California


        The Company's two most material lease obligations are with respect to its New York and Baltimore facilities. The Company occupies an aggregate of approximately 200,000 square feet of space in downtown Baltimore under leases expiring on various dates from 1996 through 2002. The Company occupies approximately 80,000 square feet of office space in midtown Manhattan under a lease expiring in 2013. In 1995, the Company entered into a lease obligation to occupy approximately 255,000 square feet of office space in downtown Baltimore in order to consolidate the Company's downtown office space and to replace several leases which expire on various dates in 1997. The new Baltimore lease has an effective rent commencement date of January 1, 1997 and an expiration date of December 31, 2011. The Company is a limited partner in a partnership which owns a building in downtown Baltimore where it leases approximately 90,000 square feet.

        The Company's other offices, including the separate offices of Alex. Brown Investment Management, the Company's operations and data center and offices in 22 U.S. cities, London, Geneva and Tokyo, occupy an aggregate of approximately 456,000 square feet under leases that expire at various dates through 2013. Future minimum rental commitments under existing leases are set forth in Note 11 of Notes to Consolidated Financial Statements incorporated herein by reference to page 41 of the 1995 Annual Report to Stockholders.

Item 3. Legal Proceedings.

        Alex. Brown is a defendant in a number of lawsuits relating to its investment banking and securities brokerage business. Alex. Brown is also a member of a defendant class of underwriters in a number of lawsuits relating to its participation in underwritings and, in addition, may be required to contribute to any adverse final judgments or settlements in actions arising out of its participation in the underwritings of certain issues in which it is not a defendant. The Company cannot state what the eventual outcome of these pending actions will be. A substantial settlement or judgment in any of these cases could have a material adverse effect on the Company. While there can be no assurances of a favorable determination of these actions, the Company believes there are meritorious defenses to all of the cases described herein, and intends to defend each action vigorously. The following are descriptions of certain legal proceedings involving or affecting the Company.

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

        NASDAQ Market-Maker Anti-Trust Litigation and Related Investigations. The Company has been named as a defendant in several purported class action proceedings that allege violations of a Federal anti-trust statute. The Company was joined as defendant in such actions during July, 1994. The actions have been consolidated before the United States District Court for the Southern District of New York under the caption In re NASDAQ Market-Maker Anti-Trust and Securities Litigation. The plaintiffs allege that twenty-four defendants, including the Company, that act as dealers on the NASDAQ computerized quotations system, conspired to raise and fix the spreads between the bid and ask prices of securities traded over NASDAQ. Plaintiffs further allege that as a result of such conspiracy, NASDAQ spreads are larger than spreads for stocks traded on the New York Stock Exchange and the American Stock Exchange. The purported class consists of all persons in the United States who are current customers and who bought or sold securities through NASDAQ within four years prior to the filing of the complaints. Plaintiffs seek treble damages of an unspecified amount. An additional private action has since been filed in the Alabama state court raising the same issues. All defendants, including the Company, have filed a motion requesting that the Alabama case be consolidated into the New York matter. The Company has also received requests from the United States Department of Justice ("DOJ") and the SEC to provide information and documents with respect to its NASDAQ market making activities. The DOJ and SEC appear to be conducting investigations of the NASDAQ market generally.

        Banca Cremi, S.A. On April 11, 1995, the Company was named as a defendant in an action pending in the United States District Court in the District of Maryland entitled Banca Cremi, S.A., et al. v. Alex. Brown & Sons Incorporated, et al., Civil Action No. JFM-95-109. The action alleges that the Company and its salespersonnel recommended unsuitable investments to Banca Cremi, a Mexican bank, and thereby violated federal and state laws. The complaint alleges compensatory damages in excess of $26 million.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

                The following information regarding the persons who function as executive officers of the Company is included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Name                            Age     Position with the Company

A. B. Krongard................  59      Chief Executive Officer and
                                        Chairman of the Board of
                                         Directors
Robert F. Price...............  48      Secretary and General
                                         Counsel
Mayo A. Shattuck III..........  41      President, Chief Operating
                                         Officer and Director
Beverly L. Wright.............  47      Treasurer and Chief
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

                Ms. Wright was first employed by the Partnership in 1978 and became a general partner in 1984. She has been a Managing Director of Alex. Brown since 1984, and was named Treasurer and Chief Financial Officer of the Company and Chief Financial Officer of Alex. Brown in 1986.

                There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

                        Information required by Item 5 is incorporated herein by reference to page 52 of the 1995 Annual Report to Stockholders attached hereto.

Item 6. Selected Financial Data.

                        Information required by Item 6 is incorporated herein by reference to page 48 of the 1995 Annual Report to Stockholders attached hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        Information required by Item 7 is incorporated herein by reference to pages 28 through 31 of the 1995 Annual Report to Stockholders attached hereto.

Item 8. Financial Statements and Supplementary Data.

                        Financial Statements required by Item 8 are listed in the Index to Financial Statements on page 23.

                        Supplementary data are incorporated herein by reference to page 49 of the 1995 Annual Report to Stockholders attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

        The information required by Items 10, 11, 12, and 13 (except as indicated below and that information regarding executive officers called for by
Item 10 contained in Part I) is incorporated herein by reference to the definitive proxy statement.

Item 10. Donald B. Hebb, Jr., who resigned as a director of the Company in November, 1995, filed a Form 5 dated March 7, 1996 in which he reported a gift from his wife of 28,000 shares of Common Stock made on December 15, 1995. The beneficial ownership of these shares had been previously reported in Mr. Hebb's Form 4 dated September 8, 1995.

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

    (b)  Reports on Form 8-K.

         None.

                                 Other Matters

        For the purposes of complying with the amendments to the rules governing Form S-3 and Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Forms S-8 Nos. 33-23789, 33-26988, 33-40618, 33-40619, 33-45715, 33-46282, 33-53687, 33-55003,
33-59601 and 33-67050, and on Form S-3 No. 33-60955.

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

                              ALEX. BROWN INCORPORATED


                              By: s/ A. B. Krongard
                                  A. B. Krongard
                                  Chief Executive Officer
                                  Date:  March 25, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

     Signature              Title                        Date




s/ A. B. Krongard           Chief Executive              March 25, 1996
A. B. Krongard              Officer; Chairman of
                             the Board of Directors
                            (Principal Executive
                             Officer)


s/ Mayo A. Shattuck III     President; Chief             March 25, 1996
Mayo A. Shattuck III        Operating Officer;
                             Director



s/ Beverly L. Wright        Treasurer and Chief          March 25, 1996
Beverly L. Wright           Financial Officer
                            (Principal Financial
                             and Accounting Officer)



s/ Lee A. Ault III          Director                     March 25, 1996
Lee A. Ault III
s/ Neil R. Austrian         Director                     March 25, 1996
Neil R. Austrian



s/ Thomas C. Barry          Director                     March 25, 1996
Thomas C. Barry



s/ Benjamin H. Griswold IV  Director                     March 25, 1996
Benjamin H. Griswold IV



s/ Steven Muller, Ph.D.     Director                     March 25, 1996
Steven Muller, Ph.D.



s/ David M. Norman          Director                     March 25, 1996
David M. Norman



s/ Frank E. Richardson      Director                     March 25, 1996
Frank E. Richardson

                     ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                           Index to Financial Statements
                                                              Page
Financial Statements:

Alex.   Brown  Incorporated and Subsidiaries
        included on pages 33 through 47 of
        the 1995 Annual Report to Stockholders,
        incorporated herein by reference and
        attached hereto:

        Consolidated Statements of Earnings                       33
        Consolidated Statements of Financial Condition            34
        Consolidated Statements of Stockholders' Equity           35
        Consolidated Statements of Cash Flows                     36
        Notes to Consolidated Financial Statements              37-46
        Report of Independent Auditors                            47

    M A N A G E M E N T ' S   D I S C U S S I O N   A N D   A N A L Y S I S
                            Alex. Brown Incorporated


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

Results of Operations
-------------------------------------------------------------------------------
                              1995 COMPARED TO 1994

Revenues totalled $809.4 million, a 34% increase from $605.5 million in 1994.

Commission revenues totalled $173.5 million, a 24% increase from $140.0 million in 1994, primarily as a result of increased private client and institutional listed commissions.

Investment banking revenues increased 49% to $293.4 million from $197.5 million in 1994, primarily due to an increase in revenues from underwriting-related activities. Merger and advisory revenues increased 7% to $67.4 million from $63.2 million in 1994.

Principal transaction revenues increased 16% to $139.4 million from $120.1 million in 1994, primarily due to increases in revenues from OTC trading. Partially offsetting this increase were declines in government and mortgage-backed securities trading.

Interest and dividend revenues increased 54% to $105.5 million from $68.6 million in 1994, due to higher margin loan balances and higher interest rates. Margin loans at year-end totalled $1.4 billion, a 74% increase over the prior year. Average margin balances increased 32%.

Advisory and other revenues totalled $97.6 million, a 23% increase from $79.3 million in 1994, which was primarily attributable to increases in advisory and investment revenues. Advisory revenues increased 28% to $55.6 million from $43.3 million in 1994. Revenues from investments increased to $17.0 million as a result of realized gains and increases in the carrying value of investments. In the prior year, the Firm reported investment revenues of $8.1 million and a $7.8 million gain related to the sale of its interests in Alex. Brown Kleinwort Benson Realty Advisory Holding Company. Correspondent services fees increased 26% in 1995.

Total operating expenses were $651.2 million, a 34% increase from $487.2 million in 1994.

Compensation and benefits expense increased 31% to $432.9 million from $329.5 million in 1994, as a result of increased incentive, commission and salary expense.

Communications expense increased 21% to $33.9 million from $28.2 million, reflecting expenses required to support increased levels of business activity.

Occupancy and equipment expense increased 26% to $39.8 million, primarily as a result of expansion in several offices, increased technology expenditures and costs associated with vacating certain office space.

Interest expense increased 65% to $36.2 million from $21.9 million, primarily due to the cost of financing increased margin loans and interest rate increases.

Floor brokerage, exchange and clearing fees increased 15% to $18.6 million, due to an increased volume of OTC and listed trades.

Other expenses increased 50% to $89.8 million from $59.7 million, as a result of increases in expenses associated with the higher level of business activity.

The Company's effective tax rate for 1995 decreased to 39.6% from 40.1% in 1994.

As a result of the above, net earnings increased to $95.6 million from $70.9 million in 1994. Primary and fully diluted earnings per share were $6.16 and $5.40, respectively, as compared to $4.60 and $4.05 in 1994.

The weighted average number of shares outstanding for purposes of calculating earnings per share includes shares related to outstanding dilutive stock options and is affected by the market price of the Company's Common Stock. Additionally, the calculation of fully diluted earnings per share assumes the conversion into Common Stock of the Company's outstanding convertible subordinated debt, if dilutive. These factors can result in lower rates of incre`ase or higher rates of decrease in earnings per share as compared to the rates of increase or decrease in net earnings.

                              1994 COMPARED TO 1993
Revenues totalled $605.5 million, a decrease of 4% from $628.2 million in 1993.

Commission revenues totalled $140.0 million, a 6% increase from $131.7 million in 1993, primarily reflecting increased institutional listed commissions.

Investment banking revenues decreased 22% to $197.5 million from $252.8 million in 1993, primarily as a result of decreased underwriting-related revenues. Partially offsetting this decline was a significant increase in merger and advisory fees.

Principal transaction revenues decreased 8% to $120.1 million from $131.0 million in 1993, due to declines in equity, high yield and mortgage-backed trading reflecting unsettled market conditions experienced throughout the year.

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

Compensation and benefits expense decreased 4% to $329.5 million from $344.4 million in 1993, reflecting decreases in commissions and incentive compensation, partially offset by increases in salary expense.

Communications expense increased 17% from $24.2 million to $28.2 million, due primarily to increased levels of business activity and increased technology expenditures.

Occupancy and equipment expense increased 20% to $31.7 million from $26.3 million in 1993, primarily as a result of planned growth, increased technology expenditures and an expense provision related to vacating certain office space prior to expiration of the lease of one of the Company's offices.

Interest expense increased 47% to $21.9 million from $14.9 million in 1993, primarily as a result of financing increased margin loans and securities positions and increased interest rates.

Floor brokerage, exchange and clearing fees increased 18% to $16.2 million from $13.8 million, reflecting higher volumes of listed securities transactions, by both Alex. Brown and its correspondents.

Other operating expenses increased 6% to $59.7 million from $56.3 million in 1993, as a result of costs associated with higher levels of business activity, which were partially offset by a decrease in affiliate expenses.

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

High yield securities, also referred to as "junk" bonds, are non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB-and by Moody's Investors Service as lower than Baa3. The market for high yield securities can be extremely volatile and many experienced significant declines in the past several years. At year-end 1995, in its high yield operations, Alex. Brown had $12.9 million and $.6 million of long and short inventory, respectively, as compared to $21.3 million and $1.0 million at year-end 1994.

As of year-end 1995, the carrying value of the Company's merchant banking investments was $23.5 million, compared to $13.6 million at year-end 1994. Gains related to merchant banking investments were $6.1 million in 1995 compared to $3.9 million in 1994. At December 31, 1995, the Company had committed to invest an additional $10.3 million in a merchant banking partnership. It is anticipated that merchant banking investments will generally have a holding period of three years or more. It is also anticipated that these activities will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business. These loans may be secured or unsecured and are funded through general working capital sources. At year-end 1995, $3.0 million of such loans were outstanding.

The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned, repurchase agreements and bank loans, as well as through the issuance of debt and equity securities.

The Company borrows from banks on a short-term basis both on an unsecured basis and under arrangements pursuant to which the amount of funds available is based on the value of the securities owned by the Company and customers' margin securities pledged as collateral. In addition, the Company borrows on a long-term basis from banks on both an unsecured basis and with fixed assets pledged as collateral ("term loans"). The Company has historically been able to obtain necessary bank borrowings and believes that it will continue to be able to do so in the future. The Company has $150 million of unused committed lines of credit under revolving credit agreements (the "Credit Facilities") with various banks. The Credit Facilities expire in August 1996. The Credit Facilities and term loans contain various restrictive covenants, the most significant of which require the maintenance of minimum levels of net worth by both the Company and Alex. Brown and minimum levels of net capital by Alex. Brown. There were no outstanding borrowings under the Credit Facilities at December 31, 1995. At December 31, 1995, the Company and Alex. Brown were in compliance with all restrictive covenants contained in the Credit Facilities and term loans.

On July 10, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission to register the offer and sale of up to $150 million of senior debt and convertible debt securities. On August 16, 1995, the Company issued $110 million of 75/8% Senior notes due 2005. The Senior notes were issued at a discount to yield 7.705%.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The Company's ability to withdraw capital from Alex. Brown may be limited by the rule. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At December 31, 1995, Alex. Brown had aggregate net capital of $322 million, which exceeded the minimum net capital requirements by $296 million.

During 1995, the Company repurchased a total of 29,601 shares of its Common Stock at a cost of $1.2 million. At year-end 1995, the Company had a remaining repurchase authorization of approximately 1.4 million shares. The Company anticipates that, subject to market conditions, it will make additional repurchases.

Management of the Company believes that existing capital and credit facilities, when combined with funds generated from operations, will provide the Company with sufficient resources to meet its present and reasonably foreseeable future cash and capital needs.

                                 RISK MANAGEMENT
The Company records securities transactions on a settlement date basis, generally the third business day following the trade execution. The risk of loss on unsettled transactions relates to customers' or brokers' inability or refusal to meet the terms of their contracts. The Company monitors its exposure to market and counterparty risk through a variety of financial, position and credit exposure reporting and control procedures. The Risk Management, Credit and Investment Committees, each of which meets on a regular basis, include members of senior management. Each trading department is subject to internal position limits established by the Risk Management Committee which also reviews positions and results of the trading departments. Alex. Brown's Credit Committee establishes and reviews appropriate credit limits for customers and brokers seeking margin, repurchase and reverse repurchase agreement facilities and securities borrowed and securities loaned arrangements. The Investment Committee approves investment purchases and sales and reviews holdings.

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

                      CONSOLIDATED STATEMENTS OF EARNINGS
                            Alex. Brown Incorporated




                                                                 Years Ended December 31
(in thousands, except per share amounts)                  1995            1994             1993
-----------------------------------------------------------------------------------------------

Revenues:
  Commissions                                        $ 173,471       $ 140,026        $ 131,696
  Investment banking                                   293,375         197,494          252,820
  Principal transactions (note 5)                      139,383         120,119          131,030
  Interest and dividends                               105,544          68,597           49,278
  Advisory and other                                    97,621          79,252           63,379
                                                     ------------------------------------------
    Total revenues                                     809,394         605,488          628,203
                                                     ------------------------------------------
Operating expenses:
  Compensation and benefits                            432,880         329,516          344,352
  Communications                                        33,934          28,160           24,165
  Occupancy and equipment                               39,758          31,671           26,322
  Interest                                              36,204          21,920           14,924
  Floor brokerage, exchange and clearing fees           18,646          16,230           13,804
  Other operating expenses                              89,797          59,710           56,301
                                                     ------------------------------------------
    Total operating expenses                           651,219         487,207          479,868
                                                     ------------------------------------------
Earnings before income taxes                           158,175         118,281          148,335
Income taxes (note 13)                                  62,620          47,410           59,109
                                                     ------------------------------------------
Net earnings                                         $  95,555       $  70,871        $  89,226
                                                     ==========================================

Earnings per share:
  Primary                                            $    6.16       $    4.60        $    5.61
                                                     ==========================================
  Fully diluted                                      $    5.40       $    4.05        $    5.09
                                                     ==========================================
Weighted average number of shares outstanding:
  Primary                                               15,511          15,416           15,916
                                                     ==========================================
  Fully diluted                                         18,128          17,988           17,809
                                                     ==========================================

See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            Alex. Brown Incorporated



                                                                             December 31
                                                                 ------------------------------
(in thousands)                                                        1995                 1994
-----------------------------------------------------------------------------------------------

Assets:
Cash and cash equivalents                                      $    62,103          $    24,024
Receivables:
  Customers (note 2)                                             1,277,869              800,017
  Brokers, dealers and clearing organizations (note 3)             416,449              237,479
  Current state income taxes                                            --                  581
  Other                                                             62,056               40,308
Firm trading securities (note 4)                                   110,564               93,352
Securities purchased under agreements to resell                     34,865                   --
Deferred income taxes (note 13)                                     27,813               17,675
Memberships in exchanges, at cost (market $2,864 and $2,259)           323                  323
Office equipment and leasehold improvements, at cost
  less accumulated depreciation and amortization of
  $40,483 and $37,177 (note 8)                                      41,189               29,405
Investment securities (note 6)                                      50,294               32,835
Loans to employees to purchase convertible subordinated
  debentures (note 14)                                              48,320               33,412
Other assets (note 7)                                               64,662               37,022
                                                               --------------------------------
                                                               $ 2,196,507          $ 1,346,433
                                                               ================================



Liabilities and Stockholders' Equity:
Bank loans (note 8)                                            $   120,008          $    72,943
Payables:
  Cash management facility                                          70,338               62,296
  Customers, including free credit balances                        506,993              307,245
  Brokers, dealers and clearing organizations (note 3)             480,621              279,637
  Current federal and state income taxes                             5,032                2,145
  Other                                                            294,643              163,537
Securities sold, not yet purchased (note 9)                         54,276               25,842
Securities sold under repurchase agreements                          2,460                   --
7 5/8% Senior notes (note 8)                                       109,414                   --
5 3/4% Convertible subordinated debentures (note 8)                 11,851               24,690
Employee convertible subordinated debentures (note 14)              51,584               34,670
Commitments and contingencies (note 11)
Stockholders' equity (note 14):
  Common stock of $.10 par value
    Authorized 50,000,000 shares
    Issued 15,532,696 shares in 1995
    and 14,290,012 in 1994                                           1,553                1,429
  Additional paid-in capital                                       114,011               81,042
  Loans to employees to purchase common stock                      (12,470)             (11,011)
  Retained earnings                                                386,193              301,968
                                                               --------------------------------
    Total stockholders' equity                                     489,287              373,428
                                                               --------------------------------
                                                               $ 2,196,507          $ 1,346,433
                                                               ================================

See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            Alex. Brown Incorporated



                                            Years Ended December 31, 1993, 1994, and 1995
                                     ----------------------------------------------------------
                                                             Loans To
                                                            Employees
                                              Additional  To Purchase                     Total
                                     Common      Paid-in       Common    Retained  Stockholders'
(in thousands)                        Stock      Capital        Stock    Earnings        Equity
-----------------------------------------------------------------------------------------------

Balance at December 31, 1992         $1,519    $ 112,534    $     --    $ 160,342     $ 274,395
  Net earnings                           --           --          --       89,226        89,226
  Issuance of 983,604 shares
    of common stock                      99       21,928     (12,920)          --         9,107
  Repurchase and retirement
    of 876,400 shares of
    common stock                        (88)     (21,650)         --           --       (21,738)
  Compensation payable
    in common stock                       6        1,202          --           --         1,208
  Loan forgiveness                       --           --       2,018           --         2,018
  Dividends paid                         --           --          --       (8,551)       (8,551)
                                     ----------------------------------------------------------
Balance at December 31, 1993          1,536      114,014     (10,902)     241,017       345,665
  Net earnings                           --           --          --       70,871        70,871
  Issuance of 471,739 shares
    of common stock                      47        7,958        (484)          --         7,521
  Payments on employee loans             --           --         375           --           375
  Repurchase and retirement
    of 1,739,926 shares of
    common stock                       (174)     (46,135)         --           --       (46,309)
  Compensation payable
    in common stock                      20        5,205          --           --         5,225
  Dividends paid                         --           --          --       (9,920)       (9,920)
                                     ----------------------------------------------------------
Balance at December 31, 1994          1,429       81,042     (11,011)     301,968       373,428
  Net earnings                           --           --          --       95,555        95,555
  Issuance of 1,135,875 shares
    of common stock                     113       29,722      (2,465)          --        27,370
  Payments on employee loans             --           --       1,006           --         1,006
  Repurchase and retirement
    of 29,601 shares of
    common stock                         (3)      (1,215)         --           --        (1,218)
  Compensation payable
    in common stock                      14        4,462          --           --         4,476
  Dividends paid                         --           --          --      (11,330)      (11,330)
                                     ----------------------------------------------------------
Balance at December 31, 1995         $1,553    $ 114,011    $(12,470)   $ 386,193     $ 489,287
                                     ==========================================================

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Alex. Brown Incorporated


                                                                 Years Ended December 31
                                                       ----------------------------------------
(in thousands)                                             1995           1994             1993
-----------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings                                         $ 95,555       $ 70,871       $   89,226
  Reconciliation  of net earnings to net cash
    provided by (used for) operating activities:
    Depreciation and amortization                        13,158         10,263            7,004
    Non-cash compensation expense                         7,096          5,225            5,448
    Gain on investment securities                       (17,006)       (15,576)          (7,077)
    Other                                                   289              7               49
    Increase in assets:
      Receivables                                      (677,989)       (63,368)        (170,034)
      Firm trading securities                           (17,212)       (14,345)         (11,713)
      Securities purchased under agreements to resell   (34,865)             --               --
      Deferred income taxes                             (10,138)       (10,696)          (3,253)
      Other assets                                      (28,349)       (18,595)          (1,028)
    Increase (decrease) in liabilities:
      Payables                                          534,725         33,166           90,402
      Securities sold, not yet purchased                 28,434         (1,560)           5,622
                                                      -----------------------------------------
Net cash provided by (used for) operating activities   (106,302)        (4,608)           4,646
                                                      -----------------------------------------

Cash flows from financing activities:
   Net proceeds (payments):
    Short-term loans                                     54,321            622               57
    Cash management facility                              8,042         (6,541)           3,116
    Securities sold under repurchase agreements           2,460             --               --
  Proceeds from term loans                                   --         15,000            7,500
  Payments on term loans                                 (7,256)        (8,652)          (7,003)
  Proceeds from senior notes                            109,392             --               --
  Issuance of common stock                               14,656          6,973            9,107
  Repurchase of common stock                             (1,218)       (46,309)         (21,738)
  Dividends paid to stockholders                        (11,330)        (9,920)          (8,551)
                                                      -----------------------------------------
Net cash provided by (used for) financing activities    169,067        (48,827)         (17,512)
                                                      -----------------------------------------

Cash flows from investing activities:
  Purchase of office equipment and leasehold
    improvements                                        (24,233)       (15,190)          (7,833)
  Purchase of intangible asset                               --             --          (10,500)
  Purchase of investment securities                     (14,964)       (18,242)         (15,255)
  Sale of investment securities                          14,511         53,886           16,395
                                                      -----------------------------------------
Net cash provided by (used for) investing activities    (24,686)        20,454          (17,193)
                                                      -----------------------------------------
Net increase (decrease) in cash and cash equivalents     38,079        (32,981)         (30,059)
Cash and cash equivalents at beginning of year           24,024         57,005           87,064
                                                      -----------------------------------------
Cash and cash equivalents at end of year               $ 62,103       $ 24,024       $   57,005
                                                       ========================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Alex. Brown Incorporated

1) Description of Business and Significant Accounting Policies

The accompanying consolidated financial statements include the activities of Alex. Brown Incorporated and subsidiaries in which it owns a controlling financial interest (the Company). Its principal subsidiary is Alex. Brown & Sons Incorporated (Alex. Brown), which is wholly owned.

The Company is primarily engaged in a single line of business as a securities broker dealer, which includes several types of services, such as principal and agency transactions, underwriting and other investment banking advisory, asset management and correspondent clearing. The Company, like other securities firms, is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities, changes in interest rates and demand for investment banking and securities brokerage services, all of which have an impact on the Company's revenues as well as its liquidity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

All material intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in entities in which the Company holds a noncontrolling financial interest of 20% to 50%.

Securities transactions and the related revenues and expenses are reflected in the financial statements on a settlement date basis, which is generally three business days after trade date. Revenues and expenses on a trade date basis are not materially different from revenues and expenses on a settlement date basis.

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

The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees under compensatory plans only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Statement No. 123 permits companies to adopt a new fair value based method to account for stock-based employee compensation plans or to continue using the intrinsic value method. If the intrinsic value method is used, information concerning the pro forma effects on net earnings and earnings per share of adopting the fair value based method is required to be presented in the notes to the financial statements. The Company intends to continue using the intrinsic value method and will provide the pro forma disclosures about its stock-based employee compensation plans in its 1996 financial statements, as required by Statement No. 123.

Certain amounts in 1994 and 1993 have been reclassified to conform to the 1995 presentation.

2) Receivables from Customers

Receivables from customers include amounts due on uncompleted transactions and margin balances. Securities owned by customers and held as collateral for these receivables are not reflected in the financial statements.

3) Receivables from and Payables to Brokers, Dealers and
   Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations consisted of the following

 (in thousands):

                                                         1995               1994
--------------------------------------------------------------------------------

Securities failed to deliver                         $ 16,107           $ 23,551
Deposits paid for securities borrowed                 357,365            166,976
Other                                                  42,977             46,952
                                                    ----------------------------
  Total receivables                                  $416,449           $237,479
                                                    ============================
Securities failed to receive                         $ 15,146           $ 11,052
Deposits received for securities loaned               433,808            250,098
Other                                                  31,667             18,487
                                                    ----------------------------
  Total payables                                     $480,621           $279,637
                                                    ============================

Payables to brokers, dealers and clearing organizations include amounts which are due upon delivery of securities to Alex. Brown. In the event the counterparty does not fulfill its contractual obligation to deliver these securities, Alex. Brown may be required to purchase the securities at prevailing market prices to satisfy its obligations.

4) Firm Trading Securities

Firm trading securities consisted of the following (in thousands):
                                                            1995            1994
--------------------------------------------------------------------------------

United States government and agencies thereof           $  9,315         $ 4,946
Mortgage-backed                                                1             648
States and municipalities                                 36,607          39,978
Corporate debt                                            42,945          25,631
Equities and convertible debt                             21,696          22,149
                                                       -------------------------
                                                        $110,564         $93,352
                                                       =========================
38

5) Principal Transactions Revenue

The components of principal transactions revenue were as follows (in thousands):

                                        1995            1994             1993
-----------------------------------------------------------------------------

Equity trading                      $104,335         $69,915         $ 75,586
Equity derivatives                      (921)            328             (321)
Fixed income trading                  36,437          49,110           55,764
Fixed income derivatives                (468)            766                1
                                   ------------------------------------------
                                    $139,383        $120,119         $131,030
                                   ==========================================

The Company's equity trading operations include trading in over the counter equities, listed equities and convertible securities. The Company's fixed income trading activities include trading in U.S. government and government agency obligations, mortgage-backed securities, state and municipal obligations and investment grade and non-investment grade (high yield) corporate debt. The
Company sells short S&P 500 Index futures contracts to hedge its equity inventories and Treasury Bond and Municipal Bond Index futures contracts to hedge its fixed income inventories. The futures contracts involve off-balance-sheet risk since the cost to close out the contracts may exceed the amounts recognized in the Consolidated Statements of Financial Condition. The contracts are listed on regulated exchanges and are marked to market daily with the resulting gain or loss reflected in revenue. The exchanges guarantee performance of counterparties; therefore, credit risk is limited to a default by the exchange. The notional amounts and fair values of these contracts at December 31, 1994 and average fair values during 1995 and 1994 were not material. There were no open futures contracts at December 31, 1995.

6) Investment Securities

Investment securities consisted of the following (in thousands):
                                                       1995               1994
-------------------------------------------------------------------------------

Merchant banking investments                         $23,546            $13,555
Investment partnerships                               17,703             11,205
Equities                                               5,036              5,035
Mutual funds                                           3,359              2,389
U.S. government obligations                              650                651
                                                    ---------------------------
                                                     $50,294            $32,835
                                                    ===========================

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

8) Borrowings

                                   BANK LOANS

Bank loans were collateralized as follows (in thousands):
                                                          1995              1994
--------------------------------------------------------------------------------

Customers' margin securities                          $100,000           $45,679
Office equipment and leasehold improvements              1,308             5,964
Unsecured                                               18,700            21,300
                                                     ---------------------------
                                                      $120,008           $72,943
                                                     ===========================
39

The Company obtains bank loans which are collateralized by securities owned by the Company and customers' margin securities. Such loans are payable on demand and bear interest based on the federal funds rate (5.3% at December 31, 1995). The weighted average interest rate on these loans was 5.5% at December 31, 1995. The average balances of such loans outstanding were $120,507,000 during 1995 at a weighted average interest rate of 6.4% and $121,263,000 during 1994 at a weighted average interest rate of 4.6%.

Term  loans of  $1,308,000  and  $5,964,000  at  December  31,  1995  and  1994,
respectively, are collateralized by office equipment and leasehold improvements and bear interest at rates ranging from 5.4% to 9.3%. The weighted average interest rates of these term loans were 7.9% during 1995 and 7.8% during 1994. The outstanding term loan at December 31, 1995 matures in 1996.

A term  loan of  $5,300,000  and  $6,300,000  at  December  31,  1995 and  1994,
respectively, is unsecured and bears interest at a variable rate based on the London Interbank Offered Rate (5.7% at December 31, 1995). The weighted average interest rates were 6.9% during 1995 and 4.8% during 1994. The loan matures as follows: $1,200,000 in 1996, $2,350,000 in 1997 and $1,750,000 in 1998.

A term loan of  $13,400,000  and  $15,000,000  at  December  31,  1995 and 1994,
respectively, is unsecured and bears interest at a variable rate based on the federal funds rate. The weighted average interest rates were 6.6% during 1995 and 5.6% during 1994. The loan matures as follows: $1,600,000 in 1996, $2,400,000 in each of 1997 and 1998 and $7,000,000 in 1999.

                                  SENIOR NOTES

In August 1995, the Company issued $110,000,000 senior notes due August 2005 which bear interest at 7 5/8%. The notes were sold at a discount to yield 7.705%.

                       CONVERTIBLE SUBORDINATED DEBENTURES

The Company issued $25,000,000 convertible subordinated debentures in June 1986. The debentures are due June 2001, bear interest at 53/4% and are convertible into the Company's common stock at the rate of one share of common stock for each $26.03 of principal amount of debentures. The debentures are redeemable at the option of the Company at prices ranging from 101% (in 1995) to par over the term to maturity. During 1995, $13,040,000 par value of the debentures was converted into 500,952 shares of the Company's common stock.

                               CREDIT FACILITIES

The Company has $150 million of unused committed lines of credit under revolving credit agreements (the "Credit Facilities") with various banks. The Credit Facilities expire in August 1996. The Credit Facilities and term loans contain various restrictive covenants, the most significant of which require the maintenance of minimum levels of net worth by both the Company and Alex. Brown and minimum levels of net capital by Alex. Brown. There were no outstanding borrowings under the Credit Facilities at December 31, 1995. At December 31, 1995, the Company and Alex. Brown were in compliance with all restrictive covenants contained in the Credit Facilities and term loans.

                                INTEREST PAYMENTS

Interest  payments,   including  interest  payments  on  repurchase  agreements, securities loaned and convertible subordinated debentures, were $32,210,000, $20,381,000 and $14,122,000 during 1995, 1994 and 1993, respectively.

9) Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consisted of the following (in thousands):

                                                        1995               1994
-------------------------------------------------------------------------------

United States government and agencies                $34,958             $4,750
States and municipalities                                 67                329
Corporate debt                                         5,593              3,286
Equities and convertible debt                         13,658             17,477
                                                    ---------------------------
                                                     $54,276            $25,842
                                                    ===========================

Securities sold, not yet purchased represent obligations to purchase securities at prevailing market prices. These transactions result in off-balance-sheet risk since Alex. Brown's ultimate cost to satisfy the obligations is dependent upon future prices of the securities and may exceed the amounts recognized in the Consolidated Statements of Financial Condition.

10) Net Capital Requirements

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The rule may limit the Company's ability to withdraw capital from Alex. Brown. Alex. Brown has consistently exceeded the minimum net capital requirements under the rule. At December 31, 1995, Alex. Brown's net capital was $322,292,000 which exceeded net capital rule requirements by $295,954,000. Alex. Brown has two London-based subsidiaries which are subject to the capital requirements of the Securities and Futures Authority (SFA). At December 31, 1995, these subsidiaries were in compliance with the SFA capital adequacy requirements.

11) Commitments and Contingencies

                                     LEASES

The Company's subsidiaries are obligated under operating leases for office facilities and equipment expiring at various dates to 2013. Two leases for office facilities are with partnerships in which certain employees of the Company are partners. Under these leases, the subsidiaries pay all insurance, energy and other occupancy costs. Another lease for office facilities is with a partnership in which the Company has an ownership interest. The approximate annual minimum rentals under the leases payable to such related parties and others as of December 31, 1995 were as follows (in thousands):

Years Ending December 31        Related Parties             Others
------------------------------------------------------------------
1996                                     $2,844            $ 9,187
1997                                        711             12,178
1998                                         --             25,138
1999                                         --             13,029
2000                                         --             13,076
2001 and thereafter                          --            117,174
------------------------------------------------------------------

Rent expense, including equipment rentals, was $20,720,000, $16,096,000 and $14,829,000 including $2,450,000, $2,445,000 and $2,939,000 to related parties, for 1995, 1994 and 1993, respectively.

                                LETTERS OF CREDIT

At December 31, 1995, Alex. Brown was contingently liable for up to $51,000,000 under unsecured letters of credit used to satisfy required margin deposits at five securities clearing corporations.

                             INVESTMENT COMMITMENTS

At December 31, 1995, the Company had committed to invest up to $11.6 million in certain investment partnerships, including $10.3 million in a merchant banking partnership.

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

In accordance with industry practice, customers and other brokers are not required to deliver cash or securities to Alex. Brown pursuant to securities transactions until settlement date, which is generally three business days after trade date. The Company is exposed to risk of loss should any counterparty to a securities transaction fail to fulfill its contractual obligations, and Alex. Brown is required to buy or sell securities at prevailing market prices.

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

            FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

As a securities broker, Alex. Brown engages in various securities trading and brokerage activities with other brokers and institutional and individual customers. In connection with these activities, Alex. Brown enters into reverse repurchase and repurchase agreements which are collateralized by U.S. government and agency securities and securities lending arrangements which may result in credit exposure in the event the counterparty fails to fulfill its contractual obligations. A substantial portion of Alex. Brown's transactions are executed with and on behalf of other brokers and dealers and institutional investors, including commercial banks, insurance companies, pension plans, mutual funds and other financial institutions. The Company's exposure to credit risk can be directly impacted by volatile securities markets which may impair the ability of counterparties to satisfy their contractual obligations.

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

             FIRM TRADING AND INVESTMENT SECURITIES (LONG AND SHORT)

Firm trading and investment securities are carried in the consolidated financial statements at market value (see notes 1, 4 , 6 and 9).

                                   BANK LOANS

The principal balance of bank loans which are payable on demand is considered to be the fair value of such loans. The carrying values of the term loans approximated fair values at December 31, 1995 and 1994 based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities.

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

                              REPURCHASE AGREEMENTS

The carrying amounts of securities sold under repurchase agreements and securities purchased under agreements to resell are considered to be the fair values of such transactions.

              SENIOR NOTES AND CONVERTIBLE SUBORDINATED DEBENTURES

The fair values of the Senior notes and Convertible subordinated debentures were as follows (in thousands):




                                                    1995         1994
---------------------------------------------------------------------
7 5/8% Senior notes                             $117,469           --
5 3/4% Convertible subordinated debentures        19,413      $26,595


The fair values are based on quoted market prices. At December 31, 1995, the Convertible subordinated debentures were callable at the Company's option at $12,080,000.

13) Income Taxes

The components of income tax expense were as follows (in thousands):

                                      1995              1994             1993
-----------------------------------------------------------------------------
Federal                            $51,153          $ 38,649         $ 47,644
State and local                     11,467             8,761           11,465
                                  -------------------------------------------
                                   $62,620          $ 47,410          $59,109
                                  ===========================================
Current                            $72,758          $ 58,106          $62,362
Deferred                           (10,138)          (10,696)          (3,253)
                                  -------------------------------------------
                                   $62,620          $ 47,410          $59,109
                                  ===========================================

Income tax expense is reconciled to amounts computed by applying the federal corporate tax rate to earnings before income taxes as follows (in thousands):


                                             1995          1994          1993
-----------------------------------------------------------------------------

Tax at federal statutory rate             $55,361       $41,398       $51,917
State and local income taxes, net of
  federal income tax benefit                7,454         5,695         7,452
Other, net                                   (195)          317          (260)
                                          -----------------------------------
                                          $62,620       $47,410       $59,109
                                          ===================================

The components of the net deferred income tax asset were as follows (in thousands):

                                                      1995               1994
-----------------------------------------------------------------------------
Deferred income tax assets:
Unrealized loss-- Firm securities                  $ 3,584             $ 1,851
Equity awards                                           --                 904
Accrued expenses                                    28,585              18,528
Other investments                                      106                 123
Depreciation                                         3,892               2,070
Other                                                1,265               1,613
                                                  ----------------------------
  Total deferred income tax assets                  37,432              25,089
                                                  ----------------------------

Deferred income tax liabilities:
Unrealized profit--Firm securities                   4,667               1,852
Other investments                                    1,852               2,221
Depreciation                                         1,426               1,153
Other                                                1,674               2,188
                                                  ----------------------------
  Total deferred income tax liabilities              9,619               7,414
                                                  ----------------------------
  Net deferred income tax asset                    $27,813             $17,675
                                                  ============================

There was no valuation allowance relating to deferred income tax assets at December 31, 1995 and 1994. Income tax payments were $64,903,000, $69,438,000 and $50,428,000 during 1995, 1994 and 1993, respectively.

14) Employee Benefit Plans

                              EMPLOYEE DEBENTURES

The Company has sold convertible subordinated debentures to certain employees pursuant to the 1991 Equity Incentive Plan. The debentures are convertible into the Company's common stock three years after the date issued. The debentures may be redeemed at par if the employee terminates employment with the Company. The Company has made loans to the employees, with a six year term, to fund the purchase of the debentures. Information related to debentures outstanding at December 31, 1995 and issued in January 1996 was as follows:


                 Principal amount       Interest                    Conversion
Date issued         of debentures           rate       Due date    price/share
------------------------------------------------------------------------------

January 1991           $  822,000         8.125%      June 1997         $8.50
January 1992            1,837,000         6.750%      June 1998         25.50
January 1993            2,250,000         6.375%      June 1999         23.00
January 1994            3,925,000         5.375%      June 2000         28.83
January 1995            5,392,000         8.000%      June 2001         33.70
January 1996            7,820,000         5.750%      June 2002         46.00

The Company has agreed to forgive one-sixth of the loans at the end of each of the first three years if the Company's return on equity exceeds an annual target or one-half of the loans at the end of the third year, to the extent not otherwise forgiven, if the Company's return on equity for the three year period exceeds an average target. The right to receive loan forgiveness is subject to three year cliff vesting. Loan forgiveness targets for the second three year period of the loan term are set at the end of the third year.

The Company met the return on equity targets in 1991 through 1995. Compensation expense relating to such loan forgiveness was $2,675,000, $1,804,000 and $1,092,000 for 1995, 1994 and 1993, respectively. Information relating to target returns on equity is set forth below:


                           Initial three year period    Second three year period
Date issued                   Annual  Average                   Annual  Average
--------------------------------------------------------------------------------

January 1991-January 1992        15%     17%                       15%     17%
January 1993                     15%     17%                       15%     15%
January 1994-January 1995        15%     17%                       --      --
January 1996                     15%     15%                       --      --

                             EQUITY PARTNERSHIP PLAN

During 1995,  1994 and 1993, the Company sold 58,216,  18,250 and 544,000 shares of common stock, respectively, and convertible subordinated debentures at market to certain key employees pursuant to the 1991 Equity Incentive Plan. The debentures are generally convertible into the Company's common stock in stages beginning four years after the date issued. The debentures may be redeemed at par if the employee terminates employment with the Company. The Company made loans to the employees of $52,379,000 to finance the purchase of the stock and debentures. Under the Plan, the Company may forgive a portion of the principal amount of the loans granted prior to July 1995, not to exceed the difference between market value and book value at the time of purchase. Loan forgiveness resulted in compensation expense of $1,277,000, $1,250,000 and $3,200,000 in 1995, 1994 and 1993, respectively. Information related to debentures outstanding at December 31, 1995 was as follows:


                 Principal amount     Interest                       Conversion
Date issued         of debentures         rate           Due date   price/share
-------------------------------------------------------------------------------

August 1993           $23,434,000        5.32%         August 2001      $23.750
May 1994                  442,000        6.92%            May 2002       26.375
November 1994             532,000        7.45%       November 2002       26.625
February 1995             867,000        7.96%       February 2003       36.125
May 1995                1,772,000        7.12%            May 2003       39.000
July 1995              10,311,000        6.28%           July 2005       48.750

                                  STOCK OPTIONS

The Company has granted nonqualified stock options to certain employees and directors. Payment for the shares may be made in cash, shares of the Company's common stock or a combination thereof. Options were granted to purchase 430,900, 404,000 and 375,000 shares of the Company's common stock in January 1996, 1995 and 1994, respectively. These options and options granted in January 1993 are exercisable in six equal installments beginning one year from the date of grant and expire after ten years. The exercise price for these options is 25% greater than the lesser of the average market value of the Company's common stock 30 days prior to the date of grant or the market value on the date of grant. Options previously granted are generally exercisable in five equal installments beginning one year from the date of grant and expire after five years.

The following table sets forth activity relating to the number of shares covered by stock options (options granted include amounts granted through January of the following year):

                                            1995             1994          1993
-------------------------------------------------------------------------------
Outstanding at January 1               2,195,109        2,108,156     2,168,568
Granted                                  439,900          413,000       384,000
Exercised (at $8.50-$31.34)             (438,026)        (249,105)     (356,032)
Forfeited                                (45,484)         (76,942)      (88,380)
                                    -------------------------------------------
Outstanding at December 31             2,151,499        2,195,109     2,108,156
                                    ===========================================


Options outstanding at December 31, 1995 and granted in January 1996 have an exercise price range of $8.50-$50.00 per share and a weighted average exercise price of $31.84 per share. Options for 889,603 shares were exercisable at December 31, 1995.

                             RESTRICTED STOCK AWARDS

Restricted stock awards were granted prior to 1991 and vest over five years. Unvested shares are subject to forfeiture if the recipient terminates employment with the Company. The market value of shares granted is being amortized over the periods in which the employees are providing the related services (compensation expense of $52,000 for 1995, $94,000 for 1994, $91,000 for 1993).

                                RETIREMENT PLANS

Effective July 1, 1995, the Company merged its 401(k) deferred compensation and profit sharing plans (the "Plan"). Employees are permitted within limitations imposed by tax law to make pretax contributions to the Plan pursuant to salary reduction agreements. The Company may make discretionary matching and profit sharing contributions to the Plan and may make additional contributions to preserve the Plan's tax exempt status. The Company also has retirement plans for certain employees in foreign offices not covered by the Plan. Compensation expense for the Company's contributions to retirement plans was $9,600,000, $5,000,000 and $6,361,000 for 1995, 1994 and 1993, respectively.

                          EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an employee stock purchase plan pursuant to which employees may purchase shares of the Company's common stock through payroll deductions, subject to certain limitations, at a price equal to 85% of the fair market value of the stock on four quarterly investment dates. The plan provides for the issuance of up to 1,000,000 shares. A total of 657,880 shares have been issued under the plan, including 91,441 shares in 1995.

                            EQUITY COMPENSATION PLAN

During 1995, 1994 and 1993, certain key employees had a portion of cash compensation withheld and replaced by restricted common stock of the Company at a 15% discount from market and interests in investment accounts through which the employees can direct investments in selected Company-sponsored investment vehicles. Compensation expense is recorded currently based on the value of the stock and interests in the investment accounts on the award date. The restricted stock cannot be sold and funds cannot be withdrawn from the investment accounts for three years (five years if employment terminates during the initial three year period). These restrictions are removed in the event of death, disability or retirement. Pursuant to the Equity Compensation Plan, $11,102,000, $7,080,000 and $8,729,000 of cash compensation was withheld and replaced by 163,155, 130,058 and 204,242 shares of the Company's common stock and interests in investment accounts for 1995, 1994 and 1993, respectively.

                           DEFERRED COMPENSATION PLAN

The Company maintains a deferred compensation plan for Private Client investment representatives. Eligible participants can direct the investment of their deferred compensation amounts by selecting among various Company-sponsored investment vehicles and the common stock of the Company at a 15% discount from market. The employees vest in the deferred compensation accounts after four years. The deferred compensation is forfeited if the employee terminates employment with the Company during the vesting period except for termination due to death, disability or retirement. The amount of deferred compensation, including any stock discounts, is being amortized over the periods in which the employees are providing the related services (compensation expense of $1,063,000 for 1999, $1,743,000 for 1998, $2,414,000 for 1995 through 1997, $1,413,000 for
1994 and $769,000 for 1993).

                         REPORT OF INDEPENDENT AUDITORS
                            Alex. Brown Incorporated



Board of Directors
Alex. Brown Incorporated:



We have audited the accompanying consolidated statements of financial condition of Alex. Brown Incorporated and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alex. Brown Incorporated and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP

Baltimore, Maryland
January 24, 1996

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                            Alex. Brown Incorporated



                                                           Years Ended December 31
                                        ---------------------------------------------------------------
(in thousands, except per share amounts)     1995         1994          1993          1992       1991
-------------------------------------------------------------------------------------------------------
Results of Operations:
   Revenues                             $ 809,394       $605,488     $ 628,203     $455,724   $ 410,580
   Operating expenses                     651,219        487,207       479,868      360,340     327,224
                                        ---------------------------------------------------------------
   Earnings before income
      taxes                               158,175        118,281       148,335       95,384      83,356
   Income taxes                            62,620         47,410        59,109       36,773      31,404
                                        ---------------------------------------------------------------
   Net earnings                         $  95,555       $ 70,871     $  89,226     $ 58,611   $  51,952
                                        ===============================================================
   Earnings per share:
      Primary                           $    6.16       $   4.60     $    5.61     $   3.72   $    3.36
      Fully diluted                     $    5.40       $   4.05     $    5.09     $   3.50   $    3.12
   Cash dividends per share             $    .775       $   .675     $    .575     $    .45   $     .34
   Weighted average shares
      outstanding:
      Primary                              15,511         15,416        15,916       15,742      15,480
      Fully diluted                        18,128         17,988        17,809       17,064      16,976
                                        ===============================================================

                                                                   December 31
                                        ---------------------------------------------------------------
(in thousands)                                1995            1994         1993          1992      1991
-------------------------------------------------------------------------------------------------------
Financial Condition:
   Total assets                         $2,196,507      $1,346,433   $1,283,423    $1,085,034 $ 865,692
   Long-term debt                       $   15,900      $   20,009    $  13,336    $   15,160 $  17,279
   Senior notes                         $  109,414             --            --           --         --
   Convertible subordinated
      debentures                        $   63,435      $   59,360    $  56,148    $   28,723 $  26,670
   Total stockholders' equity           $  489,287      $  373,428    $ 345,665    $  274,395 $ 221,680
                                        ===============================================================


                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                            Alex. Brown Incorporated



                                                           Quarters Ended 1995
                                          -----------------------------------------------------
(in thousands, except per share amounts)  December 31  September 30    June 30         March 31
-----------------------------------------------------------------------------------------------
Revenues                                   $246,665      $210,278      $201,115        $151,336
Operating expenses                          192,380       172,041       162,799         123,999
                                          -----------------------------------------------------
Earnings before income taxes                 54,285        38,237        38,316          27,337
Income taxes                                 21,064        15,295        15,326          10,935
                                          -----------------------------------------------------
Net earnings                               $ 33,221      $ 22,942      $ 22,990        $ 16,402
                                          =====================================================
Earnings per share:
  Primary                                  $   2.08      $   1.45      $   1.50        $   1.10
                                          =====================================================
  Fully diluted                            $   1.85      $   1.28      $   1.32        $   0.96
                                          =====================================================

                                                           Quarters Ended 1994
                                          -----------------------------------------------------
(in thousands, except per share amounts)  December 31  September 30    June 24         March 25
-----------------------------------------------------------------------------------------------
Revenues                                  $ 153,750      $ 145,451     $ 143,875      $ 162,412
Operating expenses                          120,826        123,136       119,526        123,719
                                          -----------------------------------------------------
Earnings before income taxes                 32,924         22,315        24,349         38,693
Income taxes                                 12,841          9,037         9,861         15,671
                                          -----------------------------------------------------
Net earnings                              $  20,083      $  13,278     $  14,488      $  23,022
                                          =====================================================

Earnings per share:
  Primary                                 $    1.34      $    0.87     $    0.93      $    1.46
                                          =====================================================
  Fully diluted                           $    1.17      $    0.78     $    0.83      $    1.28
                                          =====================================================


                             CORPORATE INFORMATION
                            Alex. Brown Incorporated


Price Range of Common Stock and Dividends
--------------------------------------------------------------------------------
The common stock of the Company trades on the NYSE under the symbol "AB." As of December 31, 1995, there were approximately 504 holders of record of the Company's common stock. The following tables set forth the high and low sales prices of the common stock and the cash dividends declared on the common stock for the periods indicated.

Price Range of Common Stock
--------------------------------------------------------------------------------
1995                           High              Low
--------------------------------------------------------------------------------
First Quarter                $39               $29 5/8
Second Quarter               $47 5/8           $38 1/8
Third Quarter                $60 5/8           $42 1/8
Fourth Quarter               $58 1/4           $40

1994                           High              Low
--------------------------------------------------------------------------------
First Quarter                $30 1/8           $23 3/4
Second Quarter               $28 3/4           $23 1/4
Third Quarter                $29 5/8           $24
Fourth Quarter               $30 3/8           $25

Dividend Information
--------------------------------------------------------------------------------
       Dividend
       Per Share   Declaration Date      Record Date           Payment Date
--------------------------------------------------------------------------------
1995   $.175       April 21, 1995        May 1, 1995           May 10, 1995
       $.20        July 25, 1995         August 7, 1995        August 16, 1995
       $.20        October 19, 1995      October 30, 1995      November 9, 1995
       $.20        January 24, 1996      February 5, 1996      February 15, 1996

1994   $.15        April 14, 1994        April 26, 1994        May 6, 1994
       $.175       July 18, 1994         July 29, 1994         August 10, 1994
       $.175       October 18, 1994      October 28, 1994      November 8, 1994
       $.175       January 25, 1995      February 6, 1995      February 15, 1995


Form 10-K
--------------------------------------------------------------------------------
A copy of the Company's Annual Report on Form 10-K for 1995 as filed with the Securities and Exchange Commission is available without charge on request by writing to Beverly L. Wright, Chief Financial Officer, Alex. Brown Incorporated, 135 East Baltimore Street, Baltimore, Maryland 21202.

Auditors
--------------------------------------------------------------------------------
KPMG Peat Marwick LLP
111 South Calvert Street
Baltimore, Maryland 21202
(410) 783-8300

Transfer Agent and Registrar
--------------------------------------------------------------------------------
Chemical Bank
450 West 33rd Street
New York, New York 10001
(800) 851-9677

                          Commission File No. 0-14199


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   EXHIBITS

                                      TO

                                 ANNUAL REPORT
                                  ON FORM 10-K
                                     UNDER
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995





                            Alex. Brown Incorporated

                            ALEX. BROWN INCORPORATED
                           Annual Report on Form 10-K

                               Index to Exhibits


Exhibit No.                     Exhibit                            Page

   3.1             Charter of the Registrant, as amended            (4)

   3.2             By-Laws of the Registrant, as amended            (2)

   4.1             Indenture dated as of June 12, 1986
                     between Alex. Brown Incorporated
                     and Bankers Trust Company, Trustee,
                     relating to the Company's 5 3/4%
                     convertible Subordinated Debentures
                     due 2001                                       (2)

   4.2             Indenture dated as of July 10, 1995
                     between Alex. Brown Incorporated
                     and Chemical Bank, Trustee,
                     relating to the Company's 7 5/8%
                     Senior Notes due 2005                         (11)

   4.3             Agreement to furnish Loan Agreements            ____

   10.1            Lease dated as of January 1, 1984
                     by and between Alex. Brown Partners,
                     a Maryland Limited Partnership, and
                     Alex. Brown & Sons Incorporated                (1)

   10.1(a)         First Amendment to Lease dated
                     July 29, 1993                                  (9)

   10.2            Lease dated as of January 1, 1985
                     by and between Brown Realty Company
                     and Alex. Brown & Sons Incorporated            (1)

   10.2(a)         Amendment to Lease dated July 29, 1993           (9)

   10.3            Lease dated July 2, 1987 by and
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

   10.3(b)           Second Amendment to Lease dated
                      August 10, 1989 by and between
                      Calvert-Baltimore Associates
                      Limited Partnership and Alex.
                      Brown & Sons Incorporated                     (5)

   10.4              First Amended and Restated
                      Stockholders' Agreement dated
                      June 23, 1989 among the Registrant
                      and certain stockholders of the
                      Registrant, as amended                        (8)

   10.5*             Alex. Brown Incorporated 1991
                      Equity Incentive Plan                         (7)

   10.6*             Alex. Brown Incorporated 1991
                      Non-Employee Director Equity Plan             (6)

   10.7*             Benjamin H. Griswold IV Employment             (9)
                      Agreement

   10.8*             1995 Non-Employee Director Stock               (10)
                      Purchase Plan

   11                Statement of Computation of
                      per share earnings                            ____

   12                Statement of Computation of
                      Consolidated Ratio of Earnings
                      to Fixed Charges                              ____

   13                Pages 28 through 31, 33 through
                      49 and 52 of the Registrant's
                      Annual Report to Stockholders for
                      the year ended December 31, 1995              (12)

   21                Subsidiaries of the Registrant                 (2)

   23                Consent of KPMG Peat Marwick LLP               ____

   27                Financial Data Schedule                        ____

* Connotes a management contract or compensatory plan or other arrangement in which a director or executive officer of the Registrant participates.


(1) Incorporated by reference to the corresponding Exhibit to the Registration Statement No. 33-2687 on Form S-1 of the Company filed on January 15, 1986.

(2) Incorporated by reference to the corresponding Exhibit to the Registration Statement No. 33-13289 on Form S-1 of the Company filed on April 9, 1987.

(3) Incorporated by reference to the corresponding Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

(4) Incorporated by reference to the corresponding Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

(5) Incorporated by reference to the corresponding Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

(6) Incorporated by reference to the corresponding Exhibit to the Registration Statement No. 33-40618 on Form S-8 of the Company filed on May 16, 1991.

(7) Incorporated by reference to the corresponding Exhibit to the Registration Statement No. 33-40619 on Form S-8 of the Company filed on May 16, 1991.

(8) Incorporated by reference to the corresponding Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(9) Incorporated by reference to the corresponding Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(10) Incorporated by reference to the corresponding Exhibit to the Registration Statement No. 33-59601 on Form S-8 of the Company filed on May 25, 1995.

(11) Incorporated by reference to the corresponding Exhibit to the Registration Statement No. 33-60955 on Form S-3 of the Company filed on July 10, 1995.

(12) Incorporated by reference to the corresponding Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.