Form 10-Q
period 1996-03-31
BROWN ALEX INC
filed 1996-05-06
CIK 787977

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

Commission file number 0-14199

                           ALEX. BROWN INCORPORATED
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

          Maryland                                 52-1434118
_______________________________________________________________________________
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                     135 E. Baltimore St., Baltimore, MD
                                    21202
_______________________________________________________________________________
                   (Address of principal executive offices)
                                  (Zip code)

                                (410) 727-1700
_______________________________________________________________________________
             (Registrant's telephone number, including area code)
______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 par value                 16,128,565
- -------------------------------------------------------------------------------
                     (Class)                  (Outstanding at April 29, 1996)


                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                                    INDEX

                                                                   Page
Part I - Financial Information

 Consolidated Statements of Earnings (Unaudited) for the
      three months ended March 31, 1996 and 1995                     1

 Consolidated Statements of Financial Condition as of
      March 31, 1996 (Unaudited) and December 31, 1995              2-3

 Consolidated Statements of Stockholders' Equity
      (Unaudited) for the three months ended
      March 31, 1996 and 1995                                        4

 Consolidated Statements of Cash Flows (Unaudited)
      for the three months ended March 31, 1996 and 1995             5

 Notes to Consolidated Financial Statements (Unaudited)             6-7

 Management's Discussion and Analysis of Results of
      Operations and Financial Condition                            8-10

Part II - Other Information                                         11

 Signatures                                                         12

Exhibit -

 (11) Calculation of Earnings Per Share (Unaudited)                 13


                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Earnings
                   (in thousands, except per share amounts)
                                 (Unaudited)

                                       Three Months Ended March 31,
                                     ---------------------------------
                                        1996                   1995
                                     ---------                --------
 Revenues:
      Commissions                    $  52,005               $  39,619
      Investment banking               101,838                  39,854
      Principal transactions            52,365                  28,917
      Interest and dividends            33,735                  21,146
      Advisory and other                30,897                  21,800
                                     ---------               ---------
        Total revenues                 270,840                 151,336
                                     ---------               ---------
 Operating expenses:
      Compensation and benefits        145,575                  82,245
      Communications                     8,642                   7,249
      Occupancy and equipment            8,763                   8,503
      Interest                          12,185                   6,779
      Floor brokerage, exchange
        and clearing fees                4,943                   4,197
      Other operating expenses          23,466                  15,026
                                     ---------               ---------
        Total operating expenses       203,574                 123,999
                                     ---------               ---------
 Earnings before income taxes           67,266                  27,337
 Income taxes                           26,570                  10,935
                                     ---------               ---------
 Net earnings                        $  40,696                $ 16,402
                                     =========               =========
 Earnings per share:
      Primary                        $    2.51                $   1.10
                                     =========               =========
      Fully diluted                  $    2.21                $   0.96
                                     =========               =========
 Weighted average number of shares outstanding:
      Primary                           16,210                  14,940
                                     =========               =========
      Fully diluted                     18,673                  17,583
                                     =========               =========
 Cash dividends declared per share   $    0.20                $  0.175
                                     =========               =========

See accompanying notes to consolidated financial statements.

                                        1

                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                                (in thousands)

                                    ASSETS


                                                   March 31,    December 31,
                                                     1996          1995
                                                 -----------    ------------
                                                 (Unaudited)

Cash and cash equivalents                        $    18,158    $    62,103

Receivables:
     Customers                                     1,270,588      1,277,869
     Brokers, dealers and clearing organizations     572,938        416,449
     Other                                            61,530         62,056

Firm trading securities (Note 2)                     167,148        110,564

Securities purchased under agreements to resell       28,250         34,865

Deferred income taxes                                 29,370         27,813

Memberships in exchanges, at cost
     (market $3,360 and $2,864)                          323            323

Office equipment and leasehold improvements,
     at cost less accumulated depreciation and
     amortization of $42,931 and $40,483              36,908         41,189

Investment securities (Note 5)                        51,363         50,294

Loans to employees to purchase convertible
     subordinated debentures (Note 4)                 49,939         48,320

Other assets                                          86,994         64,662
                                                  ----------     ----------
                                                  $2,373,509     $2,196,507

                                                  ==========     ==========


                                 (continued)
                                      2

                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
          Consolidated Statements of Financial Condition (continued)
                                (in thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  March 31,     December 31,
                                                    1996           1995
                                                ------------    ------------
                                                (Unaudited)

Bank loans                                       $   191,012    $   120,008

Payables:
     Cash management facility                         83,677         70,338
     Customers, including free credit balances       440,343        506,993
     Brokers, dealers and clearing organizations     636,726        480,621
     Current federal and state income taxes           12,969          5,032
     Other                                           235,062        294,643

Securities sold, not yet purchased (Note 2)           49,210         54,276

Securities sold under repurchase agreements               -           2,460

7 5/8% Senior notes (Note 4)                         109,429        109,414

5 3/4% Convertible subordinated debentures            11,856         11,851

Employee convertible subordinated debentures (Note 4) 57,545         51,584

Commitments and contingencies (Note 6)
Stockholders' equity (Note 4):
     Common stock of $.10 par value
       Authorized 50,000,000 shares
       Issued and outstanding 16,080,246 shares in 1996
       and 15,532,696 shares in 1995                  1,608          1,553
     Additional paid-in capital                      31,007        114,011
     Loans to employees to purchase common stock    (10,649)       (12,470)
     Retained earnings                              423,714        386,193
                                                 ----------     ----------
         Total stockholders' equity                 545,680        489,287
                                                 ----------     ----------
                                                 $2,373,509     $2,196,507
                                                 ==========     ==========

See accompanying notes to consolidated financial statements.

                                      3

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                (in thousands)
                                  (Unaudited)


                                                 Loans To
                                                 Employees
                                      Additional To Purchase          Total
                                Common  Paid-in   Common  Retained Stockholders'
                                 Stock  Capital    Stock   Earnings   Equity
                                ------ --------   ------- --------- ------------
Three months ended March 31, 1996

 Balance at December 31, 1995   $1,553  $114,011 $(12,470)  $386,193  $489,287
 Net earnings                      -         -        -       40,696    40,696
 Issuance of 375,808 shares of
   common stock                     38    10,005      -          -      10,043
 Payments on employee loans        -         -      1,821        -       1,821
 Repurchase and retirement of
   1,934 shares of common stock    -         (79)     -          -         (79)
 Compensation payable
   in common stock                  17     7,070      -          -       7,087
 Dividends paid                    -         -        -       (3,175)   (3,175)
                               -------  --------- --------- --------- --------
 Balance at March 31, 1996      $1,608  $131,007  $(10,649) $423,714  $545,680
                               =======  ========= ========= ========= ========

Three months ended March 31, 1995

 Balance at December 31, 1994   $1,429  $ 81,042  $(11,011) $301,968  $373,428
 Net earnings                      -         -         -      16,402    16,402
 Issuance of 447,256 shares of
   common stock                     45    10,080      (433)      -       9,692
 Payments on employee loans        -         -         525       -         525
 Repurchase and retirement of
   6,025 shares of common stock     (1)     (180)      -         -        (181)
 Compensation payable
   in common stock                  13     4,162       -         -       4,175
 Loan forgiveness                  -         -          36       -          36
 Dividends paid                    -         -         -      (2,556)   (2,556)
                               -------   -------- --------- --------- ----------
 Balance at March 31, 1995      $1,486   $95,104  $(10,883) $315,814  $401,521
                               =======   ======== ========= ========= =========

See accompanying notes to consolidated financial statements.

                                         4

                    ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                       1996           1995
                                                    ----------     ----------
Cash flows from operating activities:
  Net earnings                                       $ 40,696        $ 16,402
  Reconciliation of net earnings to net cash

   used for operating activities:
    Depreciation and amortization                       3,166           2,667
    Non-cash compensation expense                      10,037           6,795
    Gain on investment securities                      (5,405)         (5,271)
    Other                                                 (66)             (9)
    (Increase) decrease in assets:
      Receivables                                    (142,953)          3,841
      Firm trading securities                         (56,584)        (20,791)
      Deferred income taxes                            (1,557)              4
      Securities purchased under agreements to resell   6,615          (3,032)
      Other assets                                    (22,515)        (21,768)
    Increase (decrease) in liabilities:
      Payables                                         37,811          (5,798)
      Securities sold, not yet purchased               (5,066)            382
                                                    ----------       ---------
Net cash used for operating activities               (135,821)        (26,578)
                                                    ----------       ----------
Cash flows from financing activities:
  Net proceeds (payments):
    Short-term loans                                   73,000          35,246
    Securities sold under repurchase agreements        (2,460)              0
    Cash management facility                           13,339           2,475
  Payments on term loans                               (1,996)         (2,383)
  Issuance of common stock                             10,501           9,621
  Repurchase of common stock                              (79)           (181)
  Dividends paid to stockholders                       (3,175)         (2,556)
                                                    ----------       ---------
Net cash provided by financing activities              89,130          42,222
                                                    ----------       ---------
Cash flows from investing activities:
  Purchase of office equipment and leasehold
    improvements                                       (1,590)         (4,841)
  Purchase of investment securities                    (6,247)         (5,401)
  Sale of investment securities                        10,583           4,289
                                                    ----------       ---------
Net cash provided by (used for) investing activities    2,746          (5,953)
                                                    ----------       ---------
  Net icrease (decrease) in cash and cash equivalents (43,945)          9,691
  Cash and cash equivalents at beginning of period     62,103          24,024
                                                    ----------       ---------
Cash and cash equivalents at end of period          $  18,158        $ 33,715
                                                    ==========       =========


See accompanying notes to consolidated financial statements.

                                         5

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)


(1) The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary to fairly reflect Alex. Brown Incorporated's (the "Company") financial position and results of operations, consisting of normal recurring adjustments, have been included. Certain revenue and expense items in 1995 have been reclassified to conform to the current year presentation.

(2) Firm trading securities and securities sold, not yet purchased consisted of the following (in thousands):

                                            Long                  Short
                                    03/31/96   12/31/95    03/31/96    12/31/95
                                   ---------   --------    --------    --------
    United States government
        and agencies                $ 10,572   $   9,315    $28,608     $34,958
    Mortgage-backed                   16,327           1        -           -
    States and municipalities         70,653      36,607        567          67
    Corporate debt                    25,396      42,945        504       5,593
    Equities and convertible debt     44,200      21,696     19,531      13,658
                                    --------    --------    -------     -------
                                    $167,148    $110,564    $49,210     $54,276
                                    ========    ========    =======     =======

(3) In April, 1996, the Company declared a $.20 quarterly cash dividend payable May 8, 1996 to stockholders of record on April 29, 1996.

(4) In August, 1995, the Company issued $110,000,000 senior notes due
     August 15, 2005, which bear interest at 7 5/8%. The notes were sold at a discount to yield 7.705%.

    During 1996, the Company issued $7,820,000 convertible subordinated debentures to certain employees pursuant to the 1991 Equity Incentive Plan. The debentures are convertible into the Company's common stock three years after the date issued. The Company made loans to employees to fund the purchases of the debentures. During the first three months of 1996, employees converted $1,310,456 convertible subordinated debentures, which were issued in prior years, into 78,923 shares of the Company's common stock.

(5) Investment securities at March 31, 1996 and December 31, 1995 included $23.1 million and $23.5 million, respectively, of merchant banking investments.


                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                 March 31, 1996
                                   (Unaudited)

(6) COMMITMENTS AND CONTINGENCIES

    Letters of Credit
    At March 31, 1996, the Company's principal subsidiary, Alex. Brown & Sons Incorporated, was contingently liable for up to $47.0 million under unsecured letters of credit used to satisfy required margin deposits at five securities clearing corporations.

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

                                         7

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

                            RESULTS OF OPERATIONS
              First Quarter 1996 Compared to First Quarter 1995

Revenues totalled $270.8 million, a 79% increase as compared to $151.3 million in the first quarter of 1995. Commission revenues increased 31% to $52.0 million for the quarter, primarily as a result of increased private client and institutional listed commissions. Investment banking revenues increased 156% to $101.8 million, primarily due to significant increases in revenues from underwriting activities and a 96% increased in merger and advisory revenues to $30.2 million. Principal transaction revenues increased 81% to $52.4 million, primarily due to increases in revenues from OTC trading. Interest and dividend revenues increased 60% to $33.7 million as a result of higher margin loan balances. Advisory and other revenues increased 42% to $30.9 million, primarily due to increases in advisory fees and correspondent services revenues. Investment gains totalled $5.4 million for the quarter.

Operating expenses totalled $203.6 million, a 64% increase as compared to $124.0 million in the first quarter of 1995. Compensation and benefits increased 77% to $145.6 million from $82.2 million as a result of increased incentive and commission expenses. Communications expense increased 19% to $8.6 million, due to expenses required to support increased levels of business activity. Occupancy and equipment expenses increased 3% to $8.8 million, as a result of expansion in several offices and increased technology expenditures. Interest expense increased 80% to $12.2 million from $6.8 million, primarily due to the cost of financing increased margin loan balances. Floor brokerage, exchange and clearing fees increased 18% to $4.9 million, resultant from an increased volume of listed trades. Other operating expenses increased 56% to $23.5 million, primarily due to increased expenses associated with the higher level of business activity.

The Company's effective tax rate for the quarter was 39.5%, compared to 40.0% for the first quarter of 1995.

As a result of the above, net earnings increased by 148% to $40.7 million from $16.4 million in the first quarter of 1995. Primary and fully diluted earnings per share were $2.51 and $2.21, respectively, as compared to $1.10 and $0.96 for the same period in the prior year.

                                         8

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

High yield securities, also referred to as "junk" bonds, are non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB- and by Moody's Investors Service as lower than Baa3. The market for high yield securities can be extremely volatile and many experienced significant declines in the past several years. At March 31, 1996, in its high yield operations, Alex. Brown had $13.3 million of long inventory and $.2 million of short inventory as compared to $12.9 million of long inventory and $.6 million of short inventory at year-end 1995.

As of March 31, 1996, the carrying value of the Company's merchant banking investments was $23.1 million, compared to $23.5 million at year-end 1995. Gains related to merchant banking investments were $2.1 million for the first three months of 1996, due to increases in the carrying value of investments and realized gains. It is anticipated that merchant banking investments will generally have a holding period of three years or more and will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business. These loans may be secured or unsecured and are funded through general working capital sources. At March 31, 1996, $3.0 million of such loans were outstanding.

The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned, repurchase agreements and bank loans, as well as through the issuance of debt and equity securities.

The Company borrows from banks on a short-term basis both on an unsecured basis and under arrangements pursuant to which the amount of funds available is based on the value of the securities owned by the
Company and customers' margin securities pledged as collateral.  In addition, the Company borrows on a long-term basis from banks on both an unsecured basis and with fixed assets pledged as collateral
("term loans").  The Company historically has been able to obtain necessary bank borrowings and believes that it will continue to be able to do so in the future.  The Company has $350 million of unused committed
                                         9
lines of credit under revolving credit agreements (the "Credit Facilities") with various banks. The Credit Facilities expire between August 1996 and March 1999. The Credit Facilities and term loans contain various restrictive financial covenants, the most significant of which require the maintenance of minimum levels of net worth by both the Company and Alex. Brown and minimum levels of net capital by Alex. Brown. There were no outstanding borrowings under the Credit Facilities at March 31, 1996. At March 31, 1996, the Company and Alex. Brown were in compliance with all restrictive covenants contained in the Credit Facilities and term loans.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The Company's ability to withdraw capital from Alex. Brown may be limited by the rule. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At March 31, 1996, Alex. Brown had aggregate net capital of $365.6 million, which exceeded its minimum net capital requirement by $336.2 million.

During the first three months of 1996, the Company repurchased a total of 1,934 shares of its Common Stock at a cost of $79,253. As of April 1996, the Company had a remaining repurchase authorization of approximately 1.4 million shares. The Company anticipates that, subject to market conditions, it will make additional repurchases in the future.

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

                                         10

Part II - Other Information

Item 1 - Legal Proceedings

  None.

Item 4 - Submission of Matters to a Vote of Security Holders

  None.

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits
       (11) Statement re:  Calculation of Earnings Per Share

  (b)  No reports on Form 8-K were filed during the quarter ended March
       31, 1996.


                                        11

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ALEX. BROWN INCORPORATED
                                 (Registrant)



Date:   May 6, 1996                            A. B. KRONGARD
                                          ------------------------------------
                                          A. B. Krongard
                                          Chairman and Chief Executive Officer



Date:  May 6, 1996                             BEVERLY L. WRIGHT
                                          ------------------------------------
                                          Beverly L. Wright
                                          Principal Financial Officer

                                         12

                                                                  Exhibit 11

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                       Calculation of Earnings Per Share
                    (in thousands, except per share amounts)
                                  (Unaudited)

                            Three Months Ended          Three Months Ended
                              March 31, 1996              March 31, 1995
                           ----------------------      ---------------------
                                        Fully                         Fully
                            Primary     Diluted          Primary     Diluted
                           ----------  ----------       ----------  ---------
Weighted average shares
  outstanding:
    Common stock             15,839       15,839           14,618     14,618
    Stock options               371          427              322        389
    Convertible subordinated
   debentures                   -          2,407              -        2,576
                            -------      -------          -------    -------
                             16,210       18,673           14,940     17,583
                            =======      =======          =======    =======
Net earnings for
  calculating earnings per
  share:
    Net earnings            $40,696      $40,696          $16,402     $16,402
    Interest expense on
      convertible subordinated
      debentures, net of tax     -           627              -          564
                            -------      -------          -------     -------
                            $40,696      $41,323          $16,402     $16,966
                            =======      =======          =======     =======
Earnings per share          $  2.51      $  2.21          $  1.10     $  0.96
                            =======      =======          =======     =======

                                        13