Form 10-Q
period 1996-06-30
BROWN ALEX INC
filed 1996-08-09
CIK 787977

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

Commission file number 0-14199

                     ALEX. BROWN INCORPORATED
______________________________________________________________________________
      (Exact name of registrant as specified in its charter)

          Maryland                                 52-1434118
______________________________________________________________________________
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                135 E. Baltimore St., Baltimore, MD
                               21202
______________________________________________________________________________
             (Address of principal executive offices)
                            (Zip code)

                          (410) 727-1700
______________________________________________________________________________
       (Registrant's telephone number, including area code)
______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 par value                  16,042,805
_____________________________________________________________________________
          (Class)                            (Outstanding at August 2, 1996)


             ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                               INDEX

                                                                    Page
Part I - Financial Information

   Consolidated Statements of Earnings (Unaudited) for the
        three months and six months ended June 30, 1996 and 1995     1

   Consolidated Statements of Financial Condition as of
        June 30, 1996 (Unaudited) and December 31, 1995             2-3

   Consolidated Statements of Stockholders' Equity
        (Unaudited) for the six months ended June 30, 1996 and 1995  4

   Consolidated Statements of Cash Flows (Unaudited)
        for the six months ended June 30, 1996 and 1995              5

   Notes to Consolidated Financial Statements (Unaudited)           6-7

   Management's Discussion and Analysis of Results of
        Operations and Financial Condition                         8-11

Part II - Other Information                                         12

Signatures                                                          13

Exhibit -

   (11) Calculation of Earnings Per Share (Unaudited)               14



             ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Earnings
             (in thousands, except per share amounts)
                            (Unaudited)
                                    Three Months Ended     Six Months Ended
                                         June 30,               June 30,
                                     1996       1995        1996        1995
                                   --------   --------    --------    --------
Revenues:
     Commissions                   $ 54,352   $ 44,116    $106,357    $ 83,735
     Investment banking             133,662     74,918     235,501     114,772
     Principal transactions          49,100     36,589     101,465      65,506
     Interest and dividends          36,371     23,535      69,423      44,090
     Advisory and other              36,750     21,957      68,330      44,348
                                   --------   --------    --------    --------
     Total revenues                 310,235    201,115     581,076     352,451
                                   --------   --------    --------    --------
Operating expenses:
     Compensation and benefits      162,754    109,493     308,328     191,738
     Communications                   9,810      8,591      18,452      15,841
     Occupancy and equipment          9,263     11,118      18,026      19,622
     Interest                        13,075      8,268      25,261      15,047
     Floor brokerage, exchange
       and clearing fees              5,460      4,831      10,403       9,028
     Other operating expenses        26,491     20,498      49,958      35,522
                                   --------   --------    --------    --------
     Total operating expenses       226,853    162,799     430,428     286,798
                                   --------   --------    --------    --------
Earnings before income taxes         83,382     38,316     150,648      65,653
Income taxes                         33,541     15,326      60,111      26,261
                                   --------   --------    --------    --------
Net earnings                       $ 49,841   $ 22,990    $ 90,537    $ 39,392
                                   ========   ========    ========    ========
Earnings per share:
     Primary                       $   3.02   $   1.50    $   5.53    $   2.61
                                   ========   ========    ========    ========
     Fully diluted                 $   2.66   $   1.32    $   4.87    $   2.28
                                   ========   ========    ========    ========
Weighted average number
     of shares outstanding:
     Primary                         16,522     15,285      16,366      15,113
                                   ========   ========    ========    ========
     Fully diluted                   18,989     17,894      18,857      17,774
                                   ========   ========    ========    ========
Cash dividends declared per share  $   0.25   $   0.20    $   0.45    $  0.375
                                   ========   ========    ========    ========

See accompanying notes to consolidated financial statements.


             ALEX. BROWN INCORPORATED AND SUBSIDIARIES
          Consolidated Statements of Financial Condition
                          (in thousands)

                              ASSETS

                                                  June 30,       December 31,
                                                    1996             1995
                                                 ----------       -----------
                                                (Unaudited)

Cash and cash equivalents                        $   26,970       $   62,103

Receivables:
     Customers                                    1,418,243        1,277,869
     Brokers, dealers and clearing organizations    566,180          416,449
     Current state income taxes                       6,304              -
     Other                                           71,520           62,056

Firm trading securities (Note 2)                    210,094          110,564

Securities purchased under agreements to resell      29,172           34,865

Deferred income taxes                                31,020           27,813

Memberships in exchanges, at cost
     (market $3,867 and $2,864)                         323              323

Office equipment and leasehold improvements,
     at cost less accumulated depreciation and
     amortization of $45,501 and $40,483             35,634           41,189

Investment securities (Note 5)                       54,470           50,294

Loans to employees to purchase convertible
     subordinated debentures (Note 4)                54,917           48,320

Other assets                                         93,313           64,662
                                                 ----------       ----------
                                                 $2,598,160       $2,196,507
                                                 ==========       ==========

                            (continued)

             ALEX. BROWN INCORPORATED AND SUBSIDIARIES
    Consolidated Statements of Financial Condition (continued)
                          (in thousands)

               LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     June 30,      December 31,
                                                       1996            1995
                                                    ----------      ----------
                                                    (Unaudited)
Bank loans                                          $  206,366      $  120,008

Payables:
     Cash management facility                           80,811          70,338
     Customers, including free credit balances         548,334         506,993
     Brokers, dealers and clearing organizations       558,500         480,621
     Current federal and state income taxes             10,037           5,032
     Other                                             348,228         294,643

Securities sold, not yet purchased (Note 2)             66,089          54,276

Securities sold under repurchase agreements                -             2,460

7 5/8% Senior notes                                    109,444         109,414

5 3/4% Convertible subordinated debentures              11,861          11,851

Employee convertible subordinated debentures (Note 4)   62,591          51,584

Commitments and contingencies (Note 6)
Stockholders' equity (Note 4):
     Common stock of $.10 par value
         Authorized 50,000,000 shares
         Issued and outstanding 16,193,552 shares in 1996
         and 15,532,696 shares in 1995                   1,619           1,553
     Additional paid-in capital                        134,490         114,011
     Loans to employees to purchase common stock       (10,539)        (12,470)
     Retained earnings                                 470,329         386,193
                                                    ----------      ----------
         Total stockholders' equity                    595,899         489,287
                                                    ----------      ----------
                                                    $2,598,160      $2,196,507
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.


             ALEX. BROWN INCORPORATED AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity
                          (in thousands)
                            (Unaudited)

                                                   Loans To
                                                  Employees              Total
                                       Additional To Purchase            Stock-
                                Common   Paid-in     Common   Retained  holders'
                                 Stock   Capital     Stock    Earnings    Equity
                                ------  ---------  ---------  --------   -------
Six months ended June 30, 1996
   Balance at December 31, 1995  $1,553  $114,011   $(12,470) $386,193 $489,287
   Net earnings                     -         -         -       90,537   90,537
   Issuance of 498,787 shares of
     common stock                    50    13,928       -          -     13,978
   Payments on employee loans       -         -        1,879       -      1,879
   Repurchase and retirement of
     15,253 shares of common stock   (2)     (715)      -          -       (717)
   Compensation payable
     in common stock                 18     7,266       -          -      7,284
   Loan forgiveness                 -         -           52       -         52
   Dividends paid                   -         -         -       (6,401)  (6,401)
                                 ------  --------  ---------- -------- --------
   Balance at June 30, 1996      $1,619  $134,490   $(10,539) $470,329 $595,899
                                 ======  ========   ========= ======== ========

Six months ended June 30, 1995
   Balance at December 31, 1994  $1,429   $81,042   $(11,011) $301,968 $373,428
   Net earnings                     -         -          -      39,392   39,392
   Issuance of 676,840 shares of
     common stock                    68    16,419     (1,319)      -     15,168
   Payments on employee loans       -         -          747       -        747
   Repurchase and retirement of
     7,344 shares of common stock    (1)     (221)       -         -       (222)
   Compensation payable
     in common stock                 13     4,328        -         -      4,341
   Loan forgiveness                 -         -          36        -         36
   Dividends paid                   -         -          -      (5,161)  (5,161)
                                 ------  --------   --------  --------  --------
   Balance at June 30, 1995      $1,509  $101,568   $(11,547) $336,199  $427,729
                                 ======  ========   ========  ========  ========

See accompanying notes to consolidated financial statements.


             ALEX. BROWN INCORPORATED AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                          (in thousands)
                            (Unaudited)
                                                    Six Months Ended June 30,
                                                    --------------------------
                                                       1996           1995
                                                    -----------    -----------
Cash flows from operating activities:
  Net earnings                                          $ 90,537     $ 39,392
  Reconciliation of net earnings to net cash
   used for operating activities:
    Depreciation and amortization                          6,257        5,984
    Non-cash compensation expense                         10,343        6,961
    Gain on investment securities                        (13,877)      (8,087)
    Other                                                    (83)          50
    (Increase) decrease in assets:
      Receivables                                       (299,448)    (192,924)
      Firm trading securities                            (99,530)     (30,091)
      Deferred income taxes                               (3,207)      (2,598)
      Securities purchased under agreements to resell      5,693       (7,859)
      Other assets                                       (29,017)     (24,063)
    Increase in liabilities:
      Payables                                           177,810      174,400
      Securities sold, not yet purchased                  11,813        3,296
                                                       ---------    ---------
Net cash used for operating activities                  (142,709)     (35,539)
                                                       ---------    ---------
Cash flows from financing activities:
  Net proceeds (payments):
    Short-term loans                                      89,000       36,246
    Securities sold under repurchase agreements           (2,460)         -
    Cash management facility                              10,473       13,336
  Payments on term loans                                  (2,642)      (3,798)
  Issuance of common stock                                13,846       11,488
  Repurchase of common stock                                (717)        (222)
  Dividends paid to stockholders                          (6,401)      (5,161)
                                                       ---------    ---------
Net cash provided by financing activities                101,099       51,889
                                                       ---------    ---------
Cash flows from investing activities:
  Purchase of office equipment and leasehold improvements (3,224)     (13,627)
  Purchase of investment securities                      (10,614)      (9,004)
  Sale of investment securities                           20,315        6,039
                                                       ---------    ---------
Net cash provided by (used for) investing activities       6,477      (16,592)
                                                       ---------    ---------
  Net decrease in cash and cash equivalents              (35,133)        (242)
  Cash and cash equivalents at beginning of period        62,103       24,024
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  26,970    $  23,782
                                                       =========    =========

See accompanying notes to consolidated financial statements.

             ALEX. BROWN INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                           June 30, 1996
                            (Unaudited)


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

(2) Firm trading securities and securities sold, not yet purchased consisted of the following (in thousands):

                                       Long                   Short
                                06/30/96   12/31/95    06/30/96    12/31/95
                                --------  ---------   ---------   ---------
  United States government
      and agencies             $  7,990   $  9,315     $31,389     $34,958
  Mortgage-backed                17,732          1         -           -
  States and municipalities      71,938     36,607          51          67
  Corporate debt                 15,543     42,945         311       5,593
  Equities and convertible debt  96,891     21,696      34,338      13,658
                               --------   --------     -------     -------
                               $210,094   $110,564     $66,089     $54,276
                               ========   ========     =======     =======

(3) In July, 1996, the Company increased its quarterly cash dividend to $.25 per share. The Company declared a $.25 quarterly cash dividend payable August 13, 1996 to stockholders of record on August 2, 1996.

(4) Convertible subordinated debentures issued to certain employees pursuant to the 1991 Equity Incentive Plan are convertible into the Company's Common Stock. The Company made loans to employees to fund the purchases of the debentures. During the first six months of 1996, employees converted $1,901,641 convertible subordinated debentures, which were issued in prior years, into 113,474 shares of the Company's common stock.

(5) Investment securities at June 30, 1996 and December 31, 1995 included $22.4 million and $23.5 million, respectively, of merchant banking investments.


             ALEX. BROWN INCORPORATED AND SUBSIDIARIES
       Notes to Consolidated Financial Statements, Continued
                           June 30, 1996
                            (Unaudited)


(6)    COMMITMENTS AND CONTINGENCIES

       Letters of Credit
       At June 30, 1996, the Company's principal subsidiary, Alex. Brown & Sons Incorporated, was contingently liable for up to $47.0 million under unsecured letters of credit used to satisfy required margin deposits at five securities clearing corporations.

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

                       RESULTS OF OPERATIONS
        Second Quarter 1996 Compared to Second Quarter 1995

Revenues totalled $310.2 million, a 54% increase as compared to $201.1 million in the second quarter of 1995. Commission revenues increased 23% to $54.4 million for the second quarter, primarily as a result of increased institutional and private client listed commissions, as well as an increase in private client OTC agency business. Investment banking revenues increased 78% to $133.7 million, primarily due to significant increases in revenues from underwriting activities and a 40% increase in merger and advisory revenues to $23.3 million. Principal transaction revenues increased 34% to $49.1 million, primarily due to increases in revenues from OTC trading. Interest and dividend revenues increased 55% to $36.4 million, primarily as a result of interest earned on higher margin loan balances. Advisory and other revenues increased 67% to $36.8 million, primarily due to increases in advisory fees, net investment gains and fees from correspondent services. Net investment gains totalled $8.5 million for the quarter as compared to $2.8 million in the corresponding period of the prior year.

Operating expenses totalled $226.9 million, a 39% increase as compared to $162.8 million in the second quarter of 1995. Compensation and benefits increased 49% to $162.8 million from $109.5 million, primarily as a result of increased incentive and commission expenses. Communications expense increased 14% to $9.8 million, due to expenses required to support increased levels of business activity. Occupancy and equipment expenses decreased 17% to $9.3 million, primarily due to an expense provision related to vacating certain office space prior to expiration of the lease of one of the Company's offices which was recorded in the second quarter of 1995. Interest expense increased 58% to $13.1 million from $8.3 million, primarily due to the cost of financing increased margin loan balances. Floor brokerage, exchange and clearing fees increased 13% to $5.5 million, attributable to an increased volume of listed trades. Other operating expenses increased 29% to $26.5 million, primarily due to increased expenses associated with the higher level of business activity.

The Company's effective tax rate for the quarter was 40.2%, compared to 40.0% for the second quarter of 1995.

As a result of the above, net earnings increased by 117% to $49.8 million from $23.0 million in the second quarter of 1995. Primary and fully diluted earnings per share were $3.02 and $2.66, respectively, as compared to $1.50 and $1.32 for the same period in the prior year.


            Six Months 1996 Compared to Six Months 1995

Revenues totalled $581.1 million, a 65% increase as compared to $352.5 million in the first six months of 1995. Commission revenues increased 27% to $106.4 million during the first half of 1996, primarily as a result of increased institutional and private client listed commissions, as well as an increase in private client OTC agency business. Investment banking revenues increased 105% to $235.5 million, primarily due to significant increases in revenues from underwriting activities and a 67% increased in merger and advisory revenues to $53.5 million. Principal transaction revenues increased 55% to $101.5 million, primarily due to increases in revenues from OTC trading. Interest and dividend revenues increased 57% to $69.4 million as a result of interest earned on higher margin loan balances. Advisory and other revenues increased 54% to $68.3 million, primarily due to increases in advisory fees, net investment gains and fees from correspondent services. Net investment gains totalled $13.9 million for the first six months of 1996 as compared to $8.1 million in the corresponding period of the prior year.

Operating expenses totalled $430.4 million, a 50% increase as compared to $286.8 million in the first six months of 1995. Compensation and benefits increased 61% to $308.3 million from $191.7 million, primarily as a result of increased incentive and commission expenses. Communications expense increased 16% to $18.5 million, due to expenses required to support increased levels of business activity. Occupancy and equipment expenses decreased 8% to $18.0 million, due to an expense provision related to vacating certain office space prior to expiration of the lease of one of the Company's offices which was recorded during the second quarter of 1995. Interest expense increased 68% to $25.3 million from $15.0 million, primarily due to the cost of financing increased margin loan balances. Floor brokerage, exchange and clearing fees increased 15% to $10.4 million due to an increased volume of listed trades. Other operating expenses increased 41% to $50.0 million, primarily due to increased expenses associated with the higher level of business activity.

The Company's effective tax rate for the six months was 39.9%, compared to 40.0% for the first six months of 1995.

As a result of the above, net earnings increased by 130% to $90.5 million from $39.4 million in the first six months of 1995. Primary and fully diluted earnings per share were $5.53 and $4.87, respectively, as compared to $2.61 and $2.28 for the same period in the prior year.

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

                  LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated statement of financial condition reflects a liquid financial position. The majority of the securities (both long and short) in Alex. Brown's trading accounts are readily marketable and actively traded. Customer receivables include margin balances and amounts due on uncompleted transactions. Receivables from other brokers and dealers generally represent either current open transactions, which usually settle within a few days, or securities borrowed transactions which normally can be closed out within a few days. Most of the Company's receivables are secured by marketable securities.

The Company also has investments in fixed assets and illiquid securities but such investments are not a significant portion of the Company's total assets.

High yield securities, also referred to as "junk" bonds, are non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB-and by Moody's Investors Service as lower than Baa3. The market for high yield securities can be extremely volatile and many experienced significant declines in the past several years. At June 30, 1996, in its high yield operations, Alex. Brown had $17.7 million of long inventory and $.1 million of short inventory as compared to $12.9 million of long inventory and $.6 million of short inventory at year-end 1995.

As of June 30, 1996, the carrying value of the Company's merchant banking investments was $22.4 million, compared to $23.5 million at year-end 1995. Gains related to merchant banking investments were $8.4 million for the first six months of 1996, due to net increases in the carrying value of investments and realized gains. It is anticipated that merchant banking investments will generally have a holding period of three years or more and will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business. These loans may be secured or unsecured and are funded through general working capital sources. At June 30, 1996, $3.0 million of such loans were outstanding.

The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned, repurchase agreements and bank loans, as well as through the issuance of debt and equity securities.

The Company borrows from banks on a short-term basis both on an unsecured basis and under arrangements pursuant to which the amount of funds available is based on the value of the securities owned by the Company and customers' margin securities pledged as collateral. In addition, the Company borrows on a long-term basis from banks on both an unsecured basis and with fixed assets pledged as collateral ("term loans"). The Company historically has been able to obtain necessary bank borrowings and believes that it will continue to be able to do so in the future. The Company has $350 million of unused committed lines of credit under revolving credit agreements (the "Credit Facilities") with various banks. The Credit Facilities expire between August 1996 and March 1999, with $50 million expiring in August 1996. The Credit Facilities and term loans contain various restrictive financial covenants, the most significant of which require the maintenance of minimum levels of net worth by both the Company and Alex. Brown and minimum levels of net capital by Alex. Brown. There were no outstanding borrowings under the Credit Facilities at June 30, 1996. At June 30, 1996, the Company and Alex. Brown were in compliance with all restrictive covenants contained in the Credit Facilities and term loans.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The Company's ability to withdraw capital from Alex. Brown may be limited by the rule. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At June 30, 1996, Alex. Brown had aggregate net capital of $303.7 million, which exceeded its minimum net capital requirement by $271.2 million.

During the first six months of 1996, the Company repurchased a total of 15,253 shares of its Common Stock at a cost of $716,095. As of June 30, 1996, the

Company had a remaining repurchase authorization of approximately 1.3 million shares. The Company anticipates that, subject to market conditions, it will make additional repurchases in the future.

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

                             INFLATION

Because the Company's assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses such as employee compensation, office space leasing costs and communication charges, and increases therein may not be readily recoverable in the price of services offered by the Company. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets and on the value of securities owned by the Company, it may adversely affect the Company's financial position and results of operations.

Part II - Other Information

Item 1 - Legal Proceedings

  NASDAQ Market-Maker Anti-Trust Litigation and Related Investigations.

  On July 16, 1996, twenty-four NASDAQ market-makers, including Alex. Brown, entered into a Stipulation and Order resolving a civil complaint filed by the United States Department of Justice alleging that the defendants and other NASDAQ market-makers violated Section 1 of the Sherman Act in connection with certain market-making practices. In entering into the Stipulation and Order, the parties agreed that the defendants would not engage in certain types of activities, and the defendants undertook specified steps to assure compliance with their agreement. The Stipulation and Order are subject to approval by the United States District Court for the Southern District of New York following a public hearing, and, if that Court approves the Stipulation and Order, the complaint will be dismissed with prejudice. The Stipulation and Order does not affect the private class action proceedings which remain pending.

Item 4 - Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Stockholders of Alex. Brown Incorporated on April 23, 1996, the following persons were elected as directors of the Company to hold office until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified:

          Name                            Votes For               Withheld*
       Lee A. Ault III                    13,062,927               8,129
       Neil R. Austrian                   13,062,672               8,429
       Thomas C. Barry                    13,062,972               8,129
       Benjamin H. Griswold IV            12,995,372              75,729
       A. B. Krongard                     12,992,472              78,629
       Steven Muller, Ph.D.               13,051,537              19,564
       Frank E. Richardson                13,051,737              19,364
       Mayo A. Shattuck III               12,981,479              89,622
       John J. F. Sherrerd                13,056,316              14,785

       * Including abstentions and broker non-votes

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits
            (11) Statement re:  Calculation of Earnings Per Share

  (b)  No reports on Form 8-K were filed during the quarter ended June 30,
       1996



                            SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     ALEX. BROWN INCORPORATED
                           (Registrant)



Date: August 9, 1996            A. B. KRONGARD
                                A. B. Krongard
                                Chairman and Chief Executive Officer



Date: August 9, 1996            BEVERLY L. WRIGHT
                                Beverly L. Wright
                                Principal Financial Officer



                                                                Exhibit 11
             ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                 Calculation of Earnings Per Share
             (in thousands, except per share amounts)
                            (Unaudited)

                                       Three Months Ended  Three Months Ended
                                          June 30, 1996       June 30, 1995
                                       -------------------   ----------------
                                                    Fully              Fully
                                        Primary    Diluted   Primary  Diluted
                                        -------    -------   -------  -------
Weighted average shares outstanding:
    Common stock                         16,146     16,146    14,911   14,911
    Stock options                           376        417       374      401
    Convertible subordinated debentures     -        2,426       -      2,582
                                        -------    -------   -------  -------
                                         16,522     18,989    15,285   17,894
                                        =======    =======   =======  =======
Net earnings for calculating earnings per share:
    Net earnings                        $49,841    $49,841   $22,990  $22,990
    Interest expense on convertible
      subordinated debentures, net of tax   -          658       -        582
                                        -------    -------   -------  -------
                                        $49,841    $50,499   $22,990  $23,572
                                        =======    =======   =======  =======
Earnings per share                      $  3.02    $  2.66   $  1.50  $  1.32
                                        =======    =======   =======  =======

                                        Six Months Ended    Six Months Ended
                                         June 30, 1996       June 30, 1995
                                        ------------------   ----------------
                                                     Fully             Fully
                                        Primary    Diluted   Primary  Diluted
                                        -------    -------   -------  -------
Weighted average shares outstanding:
    Common stock                         15,993     15,993    14,765   14,765
    Stock options                           373        448       348      430
    Convertible subordinated debentures     -        2,416       -      2,579
                                        -------    -------   -------  -------
                                         16,366     18,857    15,113   17,774
                                        =======    =======   =======  =======
Net earnings for calculating earnings per share:
    Net earnings                        $90,537    $90,537   $39,392  $39,392
    Interest expense on convertible
      subordinated debentures, net of tax   -        1,284       -      1,145
                                        -------    -------   -------  -------
                                        $90,537    $91,821   $39,392  $40,537
                                        =======    =======   =======  =======
Earnings per share                      $  5.53    $  4.87   $  2.61  $  2.28
                                        =======    =======   =======  =======
