Form 10-Q
period 1996-09-30
BROWN ALEX INC
filed 1996-11-12
CIK 787977

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

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

                             (410) 727-1700
_______________________________________________________________________________
          (Registrant's telephone number, including area code)
_______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 par value                   15,956,189
_______________________________________________________________________________
                    (Class)                  (Outstanding at November 1, 1996)


                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                                  INDEX

                                                                      Page
Part I - Financial Information

     Consolidated Statements of Earnings (Unaudited) for the three
      months and nine months ended September 30, 1996 and 1995          1

     Consolidated Statements of Financial Condition as of
      September 30, 1996 (Unaudited) and December 31, 1995             2-3

     Consolidated Statements of Stockholders' Equity (Unaudited)
      for the nine months ended September 30, 1996 and 1995             4

     Consolidated Statements of Cash Flows (Unaudited)
      for the nine months ended September 30, 1996 and 1995             5

     Notes to Consolidated Financial Statements (Unaudited)            6-7

     Management's Discussion and Analysis of Results of
      Operations and Financial Condition                               8-11

Part II - Other Information                                             12

Signatures                                                              13

Exhibit -

     (11) Calculation of Earnings Per Share (Unaudited)                 14


                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                   Consolidated Statements of Earnings
                (in thousands, except per share amounts)
                               (Unaudited)
                                Three Months Ended          Nine Months Ended
                                    September 30,              September 30,
                                 1996            1995         1996       1995
                               --------       --------     --------   --------
Revenues:
     Commissions               $ 42,981       $ 45,127     $149,338   $128,862
     Investment banking          73,981         76,423      309,482    191,195
     Principal transactions      32,468         34,744      133,933    100,250
     Interest and dividends      35,681         27,488      105,104     71,578
     Advisory and other          28,862         26,496       97,192     70,844
                               --------       --------     --------   --------
     Total revenues             213,973        210,278      795,049    562,729
                               --------       --------     --------   --------
Operating expenses:
     Compensation and benefits  110,874        117,993      419,202    309,731
     Communications               9,372          8,250       27,824     24,090
     Occupancy and equipment      9,456          9,804       27,482     29,426
     Interest                    13,333          9,483       38,594     24,530
     Floor brokerage, exchange
        and clearing fees         5,055          4,812       15,458     13,840
     Other operating expenses    20,912         21,699       70,870     57,222
                               --------       --------     --------   --------
     Total operating expenses   169,002        172,041      599,430    458,839
                               --------       --------     --------   --------
Earnings before income taxes     44,971         38,237      195,619    103,890
Income taxes                     18,664         15,295       78,775     41,556
                               --------       --------     --------   --------
Net earnings                   $ 26,307       $ 22,942     $116,844   $ 62,334
                               ========       ========     ========   ========
Earnings per share:

     Primary                   $   1.61       $   1.45     $   7.14   $   4.06
                               ========       ========     ========   ========
     Fully diluted             $   1.43       $   1.28     $   6.30   $   3.54
                               ========       ========     ========   ========
Weighted average number
     of shares outstanding:
     Primary                     16,341         15,858       16,358     15,364
                               ========       ========     ========   ========
     Fully diluted               18,871         18,325       18,868     18,077
                               ========       ========     ========   ========
Cash dividends
     declared per share        $   0.25       $   0.20     $   0.70   $  0.575
                               ========       ========     ========   ========

See accompanying notes to consolidated financial statements.

                                         (1)

                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
             Consolidated Statements of Financial Condition
                             (in thousands)

                                 ASSETS
                                                September 30,    December 31,
                                                     1996            1995
                                                 -----------     ------------
                                                 (Unaudited)

Cash and cash equivalents                        $   41,616       $    62,103

Receivables:
     Customers                                    1,463,931         1,277,869
     Brokers, dealers and clearing organizations    530,985           416,449
     Current state and federal income taxes          27,050               -
     Other                                           45,150            62,056

Firm trading securities (Note 2)                    207,168           110,564

Securities purchased under agreements to resell      37,026            34,865

Deferred income taxes                                34,070            27,813

Memberships in exchanges, at cost
     (market $3,301 and $2,864)                         323               323

Office equipment and leasehold improvements,
     at cost less accumulated depreciation and
     amortization of $48,422 and $40,483             40,652            41,189

Investment securities (Note 4)                       55,116            50,294

Loans to employees to purchase convertible
     subordinated debentures (Note 5)                54,454            48,320

Other assets                                         96,615            64,662
                                                 ----------        ----------
                                                 $2,634,156        $2,196,507
                                                 ==========        ==========

                               (continued)
                                          (2)

                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
       Consolidated Statements of Financial Condition (continued)
                             (in thousands)

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   September 30,  December 31,
                                                        1996          1995
                                                    -----------    ----------
                                                     (Unaudited)

Bank loans                                          $  241,529     $  120,008

Payables:
     Cash management facility                           75,695         70,338
     Customers, including free credit balances         482,751        506,993
     Brokers, dealers and clearing organizations       650,961        480,621
     Current federal and state income taxes                -            5,032
     Other                                             325,652        294,643

Securities sold, not yet purchased (Note 2)             68,403         54,276

Securities sold under repurchase agreements                -            2,460

7 5/8% Senior notes                                    109,459        109,414

5 3/4% Convertible subordinated debentures              11,792         11,851

Employee convertible subordinated debentures (Note 5)   62,043         51,584

Commitments and contingencies (Note 6)
Stockholders' equity (Note 5):
     Common stock of $.10 par value
         Authorized 50,000,000 shares
         Issued and outstanding 15,927,521 shares in 1996
         and 15,532,696 shares in 1995                   1,593          1,553
     Additional paid-in capital                        122,021        114,011
     Loans to employees to purchase common stock       (10,369)       (12,470)
     Retained earnings                                 492,626        386,193
                                                    ----------     ----------
         Total stockholders' equity                    605,871        489,287
                                                    ----------     ----------
                                                    $2,634,156     $2,196,507
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.

                                         (3)

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                (in thousands)
                                  (Unaudited)
                                                 Loans To
                                                 Employees               Total
                                      Additional To Purchase             Stock-
                               Common   Paid-in   Common     Retained  holders'
                                Stock   Capital    Stock     Earnings   Equity
                                -----  --------   --------  --------   --------
Nine months ended September 30, 1996

 Balance at December 31, 1995   $1,553  $114,011  $(12,470)  $386,193  $489,287
 Net earnings                      -         -         -      116,844   116,844
 Issuance of 541,284 shares of
   common stock                     54    15,691       -          -      15,745
 Payments on employee loans        -         -       2,049        -       2,049
 Repurchase and retirement of
   342,396 shares of common stock  (34)  (15,937)      -          -     (15,971)
 Compensation payable
   in common stock                  20     8,256       -          -       8,276
 Loan forgiveness                  -         -          52        -          52
 Dividends paid                    -         -         -      (10,411)  (10,411)
                                ------  --------  ---------  --------  --------
 Balance at September 30, 1996  $1,593  $122,021  $(10,369)  $492,626  $605,871
                                ======  ========  =========  ========  ========

Nine months ended September 30, 1995

 Balance at December 31, 1994   $1,429   $81,042  $(11,011)  $301,968  $373,428
 Net earnings                      -         -         -       62,334    62,334
 Issuance of 1,090,790 shares of
   common stock                    109    28,175    (2,465)       -      25,819
 Payments on employee loans        -         -         800        -         800
 Repurchase and retirement of
   9,301 shares of common stock     (1)     (296)      -          -        (297)
 Compensation payable
   in common stock                  14     4,365       -          -       4,379
 Loan forgiveness                  -         -          36        -          36
 Dividends paid                    -         -         -       (8,227)   (8,227)
                                ------  --------  --------   --------  --------
 Balance at September 30, 1995  $1,551  $113,286  $(12,640)  $356,075  $458,272
                                ======  ========  ========   ========  ========

 See accompanying notes to consolidated financial statements.

                                         (4)

                    ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                          --------------------
                                                             1996       1995
                                                          ---------   --------
Cash flows from operating activities:
  Net earnings                                            $ 116,844   $ 62,334
  Reconciliation of net earnings to net cash
   used for operating activities:
    Depreciation and amortization                            10,004      9,091
    Non-cash compensation expense                            11,225      6,998
    Gain on investment securities                           (14,239)   (13,561)
    Other                                                      (222)       280
    (Increase) decrease in assets:
      Receivables                                          (307,205)  (475,110)
      Firm trading securities                               (96,604)    (4,216)
      Deferred income taxes                                  (6,257)    (3,934)
      Securities purchased under agreements to resell        (2,161)    (6,990)
      Other assets                                          (32,634)   (33,181)
    Increase in liabilities:
      Payables                                              172,075    370,195
      Securities sold, not yet purchased                     14,127      1,746
                                                           ---------   --------
Net cash used for operating activities                     (135,047)   (86,348)
                                                           ---------   --------
Cash flows from financing activities:
  Net proceeds (payments):
    Short-term loans                                        125,000      6,321
    Securities sold under repurchase agreements              (2,460)       -
    Cash management facility                                  5,357     (2,467)
  Payments on term loans                                     (3,479)    (5,918)
  Proceeds from senior notes                                    -      108,677
  Issuance of common stock                                   15,893     13,056
  Repurchase of common stock                                (15,971)      (297)
  Dividends paid to stockholders                            (10,411)    (8,227)
                                                           --------    --------
Net cash provided by financing activities                   113,929     111,145
                                                           --------    --------
Cash flows from investing activities:
  Purchase of office equipment and leasehold improvements    (8,786)    (20,115)
  Purchase of investment securities                         (16,853)    (11,118)
  Sale of investment securities                              26,270      12,039
                                                           ---------   ---------
Net cash provided by (used for) investing activities            631     (19,194)
                                                           ---------   ---------
Net increase (decrease) in cash and cash equivalents        (20,487)      5,603
Cash and cash equivalents at beginning of period             62,103      24,024
                                                           ---------   ---------
Cash and cash equivalents at end of period                 $ 41,616    $ 29,627
                                                           =========   =========

See accompanying notes to consolidated financial statements.

                                         (5)

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)


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

(2) Firm trading securities and securities sold, not yet purchased consisted of the following (in thousands):

                                          Long                 Short
                                  09/30/96   12/31/95   09/30/96   12/31/95
                                  --------   --------    -------    -------
    United States government
        and agencies              $  7,269   $  9,315    $40,914    $34,958
    Mortgage-backed                 49,527          1         -         -
    States and municipalities       72,987     36,607         43         67
    Corporate debt                  30,389     42,945      3,873      5,593
    Equities and convertible debt   46,996     21,696     23,573     13,658
                                  --------   --------    -------    -------
                                  $207,168   $110,564    $68,402    $54,276
                                  ========   ========    =======    =======

(3) In October, 1996, the Company declared a $.25 per share quarterly cash dividend payable November 12, 1996 to stockholders of record on November 1, 1996.

(4) Investment securities at September 30, 1996 and December 31, 1995 included $24.2 million and $23.5 million, respectively, of merchant banking investments.

(5) Convertible subordinated debentures issued to certain employees pursuant to the 1991 Equity Incentive Plan are convertible into the Company's Common Stock. The Company made loans to employees to fund the purchases of the debentures. During the first nine months of 1996, employees converted \ $1,901,641 convertible subordinated debentures, which were issued in prior years, into 113,474 shares of the Company's common stock.






                                          (6)

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                               September 30, 1996
                                   (Unaudited)


(6) COMMITMENTS AND CONTINGENCIES

    Letters of Credit
    At September 30, 1996, the Company's principal subsidiary, Alex. Brown & Sons Incorporated, was contingently liable for up to $47.2 million under unsecured letters of credit used to satisfy required margin deposits at five securities clearing corporations.

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

                            RESULTS OF OPERATIONS
              Third Quarter 1996 Compared to Third Quarter 1995

Revenues totalled $214.0 million, a 2% increase as compared to $210.3 million in the third quarter of 1995. Commission revenues decreased 5% to $43.0 million for the third quarter, primarily as a result of a decline in private client listed commissions, which was partially offset by an increase in mutual fund commissions. Investment banking revenues decreased 3% to $74.0 million, primarily due to a decline in corporate selling concessions and management fees related to a slowdown in public equity underwritings, while underwriting fees more than doubled to $10.5 million. Merger and advisory revenues increased 46% to $18.9 million. Principal transaction revenues decreased 7% to $32.5 million, due to decreases in most of the Firm's trading areas. Interest and dividend revenues increased 30% to $35.7 million, primarily as a result of interest earned on higher margin loan balances. Advisory and other revenues increased
9% to $28.9 million, primarily due to increases in advisory fees and fees from correspondent services. Partially offsetting this increase was a reduction in revenues from investment gains which totalled $0.4 million, as compared to $5.5 million in the corresponding period of the prior year.

Operating expenses totalled $169.0 million, a 2% decrease as compared to $172.0 million in the third quarter of 1995. Compensation and benefits decreased 6% to $110.9 million from $118.0 million, primarily as a result of decreased incentive and commission expenses. Communications expense increased 14% to $9.4 million due to additional services and equipment. Occupancy and equipment expenses decreased 4% to $9.5 million primarily due to the elimination of an expense provision related to vacating certain office space prior to expiration of the lease of one of the Company's offices which had been recorded in 1995. Interest expense increased 41% to $13.3 million from $9.5 million primarily due to the cost of financing increased margin loan balances. Floor brokerage, exchange and clearing fees increased 5% to $5.1 million due to increased brokerage services. Other operating expenses decreased 4% to $20.9 million primarily due to a reduction in expenses associated with the current level of business activity.

The Company's effective tax rate for the quarter was 41.5%, compared to 40.0% for the third quarter of 1995.

As a result of the above, net earnings increased by 15% to $26.3 million from $22.9 million in the third quarter of 1995. Primary and fully diluted earnings per share were $1.61 and $1.43, respectively, as compared to $1.45 and $1.28 for the same period in the prior year.

                                         (8)

                Nine Months 1996 Compared to Nine Months 1995

Revenues totalled $795.0 million, a 41% increase as compared to $562.7 million in the first nine months of 1995. Commission revenues increased 16% to $149.3 million during the first nine months of 1996, primarily as a result of increased institutional and private client listed commissions, as well as an increase in private client OTC agency business. Investment banking revenues increased 62% to $309.5 million, primarily due to significant increases in revenues from underwriting activities and a 61% increase in merger and advisory revenues to $72.4 million. Principal transaction revenues increased 34% to $133.9 million, primarily due to increases in revenues from OTC trading. Interest and dividend revenues increased 47% to $105.1 million as a result of interest earned on higher margin loan balances. Advisory and other revenues increased 37% to $97.2 million, primarily due to increases in advisory fees and fees from correspondent services. Net investment gains totalled $14.2 million for the first nine months of 1996 as compared to $13.6 million in the corresponding period of the prior year.

Operating expenses totalled $599.4 million, a 31% increase as compared to $458.8 million in the first nine months of 1995. Compensation and benefits increased 35% to $419.2 million from $309.7 million, primarily as a result of increased incentive and commission expenses. Communications expense increased 16% to $27.8 million, due to expenses required to support increased levels of business activity. Occupancy and equipment expenses decreased 7% to $27.5 million, due to the elimination of an expense provision related to vacating certain office space prior to expiration of the lease of one of the Company's offices which had been recorded during the first nine months of 1995. Interest expense increased 57% to $38.6 million from $24.5 million, primarily due to the cost of financing increased margin loan balances. Floor brokerage, exchange and clearing fees increased 12% to $15.5 million due to an increased volume of listed trades and brokerage services. Other operating expenses increased
24% to $70.9 million, primarily due to increased expenses associated with the higher level of business activity.

The Company's effective tax rate for the first nine months was 40.3%, compared to 40.0% for the first nine months of 1995.

As a result of the above, net earnings increased by 87% to $116.8 million from $62.3 million in the first nine months of 1995. Primary and fully diluted earnings per share were $7.14 and $6.30, respectively, as compared to $4.06 and $3.54 for the same period in the prior year.

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

                       LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated statement of financial condition reflects a liquid financial position. The majority of the securities (both long and short) in Alex. Brown's trading accounts are readily marketable and actively traded. Customer receivables include margin balances and amounts due on uncompleted transactions. Receivables from other brokers and dealers generally represent either current open transactions, which usually settle within a few

                                         (9)
days, or securities borrowed transactions which normally can be closed out within a few days. Most of the Company's receivables are secured by marketable securities. The Company also has investments in fixed assets and illiquid securities but such investments are not a significant portion of the Company's total assets.

High yield securities, also referred to as "junk" bonds, are non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB-and by Moody's Investors Service as lower than Baa3. The market for high yield securities can be extremely volatile and many experienced significant declines in the past several years. At September 30, 1996, in its high yield operations, Alex. Brown had $14.2 million of long inventory and $0.4 million of short inventory as compared to $12.9 million of long inventory and $0.6 million of short inventory at year-end 1995.

As of September 30, 1996, the carrying value of the Company's merchant banking investments was $24.2 million, compared to $23.5 million at year-end 1995. Gains related to merchant banking investments were $8.7 million for the first nine months of 1996, due to net increases in the carrying value of investments and realized gains. It is anticipated that merchant banking investments will generally have a holding period of three years or more and will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business. These loans may be secured or unsecured and are funded through general working capital sources. At September 30, 1996, $3.0 million of such loans were outstanding.

The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned, repurchase agreements and bank loans, as well as through the issuance of debt and equity securities.

The Company borrows from banks on a short-term basis both on an unsecured basis and under arrangements pursuant to which the amount of funds available is based on the value of the securities owned by the Company and customers' margin securities pledged as collateral. In addition, the Company borrows on a long-term basis from banks on both an unsecured basis and with fixed assets pledged as collateral ("term loans"). The Company historically has been able to obtain necessary bank borrowings and believes that it will continue to be able to do so in the future. The Company has $350 million of unused committed lines of credit under revolving credit agreements (the "Credit Facilities") with various banks. The Credit Facilities expire between March 1997 and March 1999. The Credit Facilities and term loans contain various restrictive financial covenants, the most significant of which require the maintenance of minimum levels of net worth by both the Company and Alex. Brown and minimum levels of net capital by Alex. Brown. There were no outstanding borrowings under the Credit Facilities at September 30, 1996. At September 30, 1996, the Company and Alex. Brown were in compliance with all restrictive covenants contained in the Credit Facilities and term loans.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The Company's ability to withdraw capital from Alex. Brown may be limited by the rule. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At September 30, 1996, Alex. Brown had aggregate net capital of $360.9 million, which exceeded its minimum net capital requirement by $328.2 million.

                                        (10)

During the first nine months of 1996, the Company repurchased a total of 342,396 shares of its Common Stock at a cost of $16.0 million. As of September 30, 1996, the Company had a remaining repurchase authorization of approximately 1.0 million shares. The Company anticipates that, subject to market conditions, it will make additional repurchases in the future.

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

Item 4 - Submission of Matters to a Vote of Security Holders

  None.

Item 6 - Exhibits and Reports on Form 8-K

  (a)     Exhibits
       (11) Statement re:  Calculation of Earnings Per Share

  (b)  No reports on Form 8-K were filed during the quarter ended
       September 30, 1996

















                                        (12)

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ALEX. BROWN INCORPORATED
                                 (Registrant)



Date:  November 12, 1996                  A. B. KRONGARD
                                          ------------------------------------
                                          A. B. Krongard
                                          Chairman and Chief Executive Officer



Date:  November 12, 1996                  BEVERLY L. WRIGHT
                                          -------------------------------------
                                          Beverly L. Wright
                                          Principal Financial Officer






                                        (13)

                                                                   Exhibit 11

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                       Calculation of Earnings Per Share
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                       Three Months Ended   Three Months Ended
                                       September 30, 1996   September 30, 1995
                                       -------------------  -------------------
                                                   Fully                 Fully
                                       Primary    Diluted    Primary   Diluted
                                       --------   --------  --------  ---------
Weighted average shares outstanding:
    Common stock                         16,011     16,011    15,338    15,338
    Stock options                           330        420       520       568
    Convertible subordinated debentures      -       2,440        -      2,419
                                       --------   --------   -------   -------
                                         16,341     18,871    15,858    18,325
                                       ========   ========   =======   =======
Net earnings for calculating earnings per share:
    Net earnings                        $26,307    $26,307   $22,942   $22,942
    Interest expense on convertible
       subordinated debentures, net of tax   -         683        -        593
                                       --------   --------  --------   -------
                                        $26,307    $26,990   $22,942   $23,535
                                       ========   ========   =======   =======
Earnings per share                      $  1.61    $  1.43   $  1.45   $  1.28
                                       ========   ========   =======   =======

                                         Nine Months Ended    Nine Months Ended
                                        September 30, 1996    September 30, 1995
                                        ------------------    ------------------
                                                   Fully                Fully
                                        Primary   Diluted     Primary  Diluted
                                        -------   -------     -------  -------
Weighted average shares outstanding:
    Common stock                         15,999     15,999    14,958    14,958
    Stock options                           359        445       406       594
    Convertible subordinated debentures      -       2,424        -      2,525
                                       --------   --------   -------   -------
                                         16,358     18,868    15,364    18,077
                                       ========   ========   =======   =======
Net earnings for calculating earnings per share:
    Net earnings                       $116,844   $116,844   $62,334   $62,334
    Interest expense on convertible
       subordinated debentures, net of tax   -       1,968        -      1,738
                                       --------   --------   -------   -------
                                       $116,844   $118,812   $62,334   $64,072
                                       ========   ========   =======   =======
Earnings per share                     $   7.14   $   6.30   $  4.06   $  3.54
                                       ========   ========   =======   =======

                                        (14)