Form 10-K
period 1996-12-31
BROWN ALEX INC
filed 1997-03-26
CIK 787977

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                          Commission File No. 0-14199

                            Alex. Brown Incorporated
             (Exact name of registrant as specified in its charter)

          Maryland                                      52-1434118
     (State of incorporation)                  (I.R.S. Employer I.D. No.)

                      1 South Street, Baltimore, MD 21202
                    (Address of principal executive offices)

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, including shares held in street name by Alex. Brown & Sons Incorporated, the registrant's principal operating subsidiary, was approximately $1,463,000,000 based upon the last sale price as reported on the New York Stock Exchange on March 7, 1997.

         The number of shares of the registrant's Common Stock outstanding as of March 7, 1997 was 24,848,343.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Those portions of the registrant's 1996 Annual Report to Stockholders and Proxy Statement, which the registrant prepared in connection with its Annual Meeting of Stockholders and filed pursuant to Regulation 14A on March 20, 1997 and which contain information required to be included in this Form 10-K, are incorporated by reference as indicated in Parts I, II, III and IV herein.

                                     PART I

Item 1.  Business.

General.

         Alex.  Brown   Incorporated   (together  with  its  subsidiaries,   the
"Company"), incorporated in 1986, is a holding company which is the successor to the investment banking and securities brokerage business founded in 1800 by Alexander Brown. The firm began operating in partnership form in approximately 1805 and continued in that form until 1984 when the firm's investment banking and securities brokerage business was transferred to Alex. Brown & Sons Incorporated ("Alex. Brown"), the Company's principal operating subsidiary. The Company's investment management business is operated through various entities. In some instances, non-affiliated third parties or the professionals in such businesses hold equity interests in such entities. In certain of
those instances,   the  equity  interests  of non-affiliated third parties are equal to or greater than the Company's.

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

         The Company's operations are conducted from 22 offices in 13 states and the District of Columbia and from representative offices in London, England; Geneva, Switzerland; and Tokyo, Japan. The Company's principal office is in Baltimore, with other offices in major cities including New York, San Francisco, Los Angeles, Boston, Chicago, Dallas, Atlanta, Philadelphia and Washington, D.C.

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

         Research. The Company's Research Division develops investment recommendations and market information in the consumer, financial services, health care, industrial technologies, media/communications, technology and transportation industries. Within these industries, the Company follows approximately 800 companies.

         Research reports are made available generally to customers. Research activities include the review and analysis of general market conditions, industries and specific companies; recommendations of specific actions with regard to industries and specific companies; the furnishing of information to retail and institutional customers; and responses to inquiries from customers and investment representatives. Additionally, the Company hosts periodic seminars in a number of industry areas. At these seminars, Company representatives and industry experts make presentations with respect to specific companies, the industry and its trends. These seminars are open to the Company's investment services customers and investment banking clients. The Company believes that its research activities have contributed to attracting and retaining its investment services customers and investment banking clients.

         Securities Commissions. Securities transactions in which the Company acts as agent for individual and institutional investors generate
securities commission   revenues.   Commissions   are   charged   on  both
exchange   and over-the-counter agency transactions for individual customers in accordance with a Company-formulated schedule, which may change from time to time. In certain cases, discounts from the schedule may be granted. The Company's securities commissions result primarily from executing transactions in listed stocks and bonds. The Company also realizes commission revenues when it executes a trade, as agent, in an over-the-counter security. A substantial portion of the commission revenues generated by the Company is attributable to individual and institutional investors who receive the Company's research services.

         Principal Transactions. In addition to executing trades as agent, the Company regularly acts as a principal in executing trades in equity and convertible securities, municipal bonds, corporate debt, mortgage and asset-backed securities and United States government and government agency securities. Principal transactions are effected for both individual and institutional customers. When transactions are executed by the Company on a principal basis, the Company, in lieu of commissions, marks up or marks down
securities  and records  the  resulting   net  gains  or  losses  in  revenues
from principal transactions. Inventories of various securities are carried to facilitate sales to customers and other dealers.

         As of December 31, 1996, the Company made markets, buying and selling as a principal, in approximately 450 common stocks and other securities traded on the NASD's Automated Quotations System or otherwise in the over-the-counter market and in approximately 475 listed securities. The majority of the equity securities in which the Company makes a market are in the industry areas followed by the Company's research analysts.

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

         Information regarding the Company's long and short trading securities positions as of December 31, 1996 and 1995 and principal transactions revenue for the three-year period ended December 31, 1996 is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 4, 5 and 8 of Notes to Consolidated Financial Statements, incorporated herein by reference to pages 30-33, 40 and 42, respectively, of the 1996 Annual Report to Stockholders.

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

         The Company also participates as a market maker in the NASD's Small Order Execution System ("SOES"), an automated trading system through which participating firms can execute customer orders of limited size against market makers in eligible securities through computer terminal entries. Participating market makers are required to honor such transactions; therefore, SOES participation imposes an affirmative obligation on the Company to monitor trading activity in SOES securities in which it makes a market and maintain commensurate control of its positions. SOES participation is mandatory for market makers in all NASDAQ National Market System ("NMS") securities, and imposes upon a market maker a penalty of 20 business days during which it may not make a market at all in any NMS security in which an unexcused withdrawal has occurred. Withdrawal is excused only in limited circumstances. Unless a stock is one of the first 50 "pilot stocks" subject to SEC Rule 11Ac1-4, the Company is required to maintain a minimum vote size equal to the applicable SOES tier size, which may be either 200, 500 or 1,000 shares, depending on the trading characteristics of the particular security. It is likely that participation as a SOES market maker will continue to increase the Company's exposure to loss from principal transactions.

         In July, 1996, the United States Department of Justice ("DOJ") commenced an action against twenty-four NASDAQ market-makers, including Alex. Brown, in the United States District Court for the Southern District of New York, entitled United States v. Alex. Brown & Sons Incorporated, et al., and simultaneously entered into a settlement agreement with the defendant market-makers. Pursuant to the settlement, which is subject to court approval, the defendant market-makers agreed to not engage in certain types of conduct and to engage in certain monitoring of their activities as NASDAQ dealers. See also
Item 3, Legal Proceedings.

         On August 8, 1996, the SEC issued a Report Pursuant to Section 21(a) of the Securities Exchange Act of 1934 Regarding the NASD and the NASDAQ Market (the "Report of Investigation"). In the Report of Investigation, the SEC stated its belief that "significant changes to the NASD and the NASDAQ are warranted."

         Following the DOJ settlement and the Report of Investigation, certain changes were made to the rules governing the NASDAQ market, the effects of which have not yet been evaluated. The Company believes that other changes to the structure and operation of the NASDAQ market are likely. Such changes may have a material effect on the profitability of the Company's over-the-counter trading activities.

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

         In the past five years, less than 50% (46% in 1996) of the public offerings of equity and corporate debt securities managed or co-managed by the Company have been initial public offerings. Generally, a strong market for new issues occurs when overall market and economic conditions are favorable. New issues are perceived to have a higher degree of risk for investors and investor receptivity to new issues tends to vary as a function of overall market conditions.

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

         The Company also invests in private equity securities primarily through its partnership interests in the ABS Capital Partners funds ("Capital"). In most cases, these investments are made either with the management of such companies or to provide expansion financing. Capital may also co-invest with other financial groups in larger transactions where its specific industry expertise may create additional value. Private equity investments have the potential of generating substantial investment returns, but involve a significant degree of risk due to the concentrated investment of capital in securities that generally lack liquidity. As of December 31, 1996, the Company had outstanding $43.4 million of private equity investments and commitments to invest $52.4 million more in Capital.

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

         Investment Management Services. The Company provides investment advisory, administrative and distribution services to a variety of domestic and international clients. These services are typically provided for a fee based on the value of the assets for which such services are rendered.
Investment advisory services are provided to high net worth individuals, institutional investors, foundations, endowments, mutual funds and private investment funds. A number of these services are provided through the Company's subsidiaries, Alex. Brown Capital Advisory & Trust Company and Alex. Brown Capital Advisory Incorporated. As of December 31, 1996, the Company provided investment advisory, administrative and/or distribution services with respect to $12.5 billion of assets under management.

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

         Other than with respect to advisory services provided to mutual funds, the Company's largest advisory service is Alex. Brown Investment Management ("ABIM"), a partnership in which the Company has a 50% interest and ABIM's associated investment advisory professionals have the remaining 50% interest. ABIM manages equity and balanced accounts for institutions and individuals.

         Correspondent Services. The Company provides administrative, execution, operational and clearing services to other securities firms on a fully disclosed basis. In addition to commissions and other transaction related fees, the Company receives interest revenue in those instances in which it extends margin credit directly to customers of correspondent brokers. The Company may extend credit directly to correspondent firms to finance their operations or securities positions which such firms hold for their own accounts. The Company relies on the general credit of correspondent brokers and may be exposed to risk of loss if any of its correspondents or their customers are unable to meet their financial commitments. The ratio of capital to the level of business of the Company's correspondent brokers may be less than that of the Company. From time to time the Company makes unsecured subordinated loans to correspondent brokers. Such loans are funded through general working capital sources. As of December 31, 1996, the Company provided correspondent services to 43 securities firms.

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

         Accounting, Administration and Operations. Accounting, administration and operations personnel are responsible for the processing of securities transactions; receipt, identification and
delivery of funds and  securities; custody  of  customer   securities; internal
financial  control;   accounting functions;  office services; personnel
services and compliance with financial and operational regulatory and legal requirements.

         There is a considerable fluctuation in the volume of transactions which a securities firm must process. In the past, when the volume of trading in securities reached record levels, the securities industry experienced operating problems. The Company has not experienced any material operating difficulties during periods of record trading volume; however, extraordinarily heavy trading volume in the future could result in clearance and processing difficulties. The Company utilizes its own facilities and the services of Automatic Data Processing Inc. for the electronic processing related to recording data pertinent to securities transactions and general accounting.

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

         Employees. As of December 31, 1996, the Company had approximately 2,680 full-time employees. None of the Company's employees are covered by a collective bargaining arrangement.

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

         Alex. Brown is a member of SIPC, which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by Alex. Brown of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. In addition,

Alex. Brown has obtained protection in excess of SIPC coverage of $74,500,000 for each account.

         Alex. Brown & Sons Limited and Alex. Brown & Sons Investments Limited, through which the Company operates in London, England, are subject to the United Kingdom Financial Services Act of 1986, which governs all aspects of United Kingdom investment business, and to the rules of the Securities and Futures Authority.

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

         A change in the Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those operations of Alex. Brown that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from Alex. Brown which in turn could limit the Company's ability to pay dividends, repay debt or redeem or purchase shares of its outstanding stock.

         Alex. Brown has been in compliance at all times with all aspects of the Net Capital Rule and applicable Commodity Futures Trading Commission ("CFTC") net capital requirements. As of December 31, 1996, Alex. Brown was required to maintain minimum net capital, in accordance with SEC and CFTC rules, of $32,116,000 and had total net capital (as so computed) of $394,821,000 or $362,705,000 in excess of 2% of aggregate debit items and $314,531,000 in excess of 5% of aggregate debit items.

Item 1(d). Financial Information about Foreign and Domestic Operations and Export Sales.

         Not Applicable.

Item 2.  Properties.

         The Company has offices in the following cities:


         Annapolis, Maryland                      Los Angeles, California
         Atlanta, Georgia                         New York, New York
         Baltimore, Maryland                      Philadelphia, Pennsylvania
         Boston, Massachusetts                    Richmond, Virginia
         Charlotte, North Carolina                San Francisco, California
         Chicago, Illinois                        Timonium, Maryland
         Dallas, Texas                            Tokyo, Japan
         Fishkill, New York                       Towson, Maryland
         Geneva, Switzerland                      Washington, D.C.
         Greenwich, Connecticut                   West Palm Beach, Florida
         Houston, Texas                           Wilmington, Delaware
         Jacksonville, Florida                    Winston-Salem, North Carolina
         London, England


         The Company's two most material lease obligations are with respect to its Baltimore and New York facilities. The Company occupies an aggregate of approximately 277,000 square feet of space in downtown Baltimore under leases expiring on various dates through 2011. The Company occupies approximately 85,000 square feet of office space in midtown Manhattan under a lease expiring in 2013.

         The Company's other offices, including the separate offices of Alex. Brown Investment Management, occupy an aggregate of approximately 369,000 square feet under leases that expire on various dates through 2005. Future minimum rental commitments under existing leases are set forth in Note 10 of Notes to Consolidated Financial Statements incorporated herein by reference to page 42 of the 1996 Annual Report to Stockholders.

Item 3.  Legal Proceedings.

         Alex. Brown is a defendant in a number of lawsuits relating to its investment banking and securities brokerage business. The Company is also a member of a defendant class of underwriters in a number of lawsuits relating to its participation in underwritings and, in addition, may be required to contribute to any adverse final judgments or settlements in actions arising out of its participation in the underwritings of certain issues in which it is not a defendant. The Company cannot state what the eventual outcome of these pending actions will be. A substantial settlement or judgment in any of these cases could have a material adverse effect on the Company. While there can be no assurances of a favorable determination of these actions, the Company believes there are meritorious defenses to all of the cases, including those described below, and intends to defend each action vigorously. The following are descriptions of certain legal proceedings involving or affecting the Company.

         NASDAQ Market-Maker Antitrust Litigation and Related Investigations. Alex. Brown is a defendant in a consolidated class action proceeding in the United States District Court for the Southern District of New York captioned In re NASDAQ Market-Makers Antitrust Litigation alleging violations of a Federal antitrust statute. Alex. Brown was joined as a defendant in this action in July, 1994. The plaintiffs allege that thirty-five defendants, including Alex. Brown, that act as dealers on the NASDAQ computerized quotations system, conspired to raise and fix the spreads between the bid and ask prices of certain securities traded over NASDAQ. Plaintiffs further allege that as a result of such conspiracy, NASDAQ spreads were wider than spreads for similar stocks traded on the New York Stock Exchange or the American Stock Exchange. The class consists of all persons in the United States who bought or sold certain securities through NASDAQ during certain periods within four years prior to the filing of the complaints. Plaintiffs seek treble damages of an unspecified amount. An additional private action has been filed in the Alabama state court raising the same issues which have been included in the consolidated class action complaint.

         In addition, in July, 1996, twenty-four market-makers in NASDAQ securities, including Alex. Brown, entered into an agreement with the United States Department of Justice whereby, without admitting any wrongdoing, these market-makers agreed not to engage in certain types of conduct and to engage in certain monitoring activities of its NASDAQ dealers. The agreement is subject to Court approval. The agreement followed the issuance of a complaint by the Department of Justice also in the United States District Court for the Southern District of New York entitled United States v. Alex. Brown & Sons Incorporated, et al. Alex. Brown has also received requests from the SEC to provide information and documents with respect to its NASDAQ market making activities.

         Banca Cremi, S.A. On April 11, 1995, Alex. Brown was named as a defendant in an action pending in the United States District Court for the District of Maryland entitled Banca Cremi, S.A., et al. v. Alex. Brown & Sons Incorporated, et al., Civil Action No. JFM-95-109. The action alleged that Alex. Brown and its salespersonnel recommended unsuitable investments to Banca Cremi, a Mexican bank, and thereby violated federal and state laws. The complaint alleged compensatory damages in excess of $26 million. On February 5, 1997, the Court granted Alex. Brown's Motion for Summary Judgment and dismissed this lawsuit. On March 7, 1997, Plaintiffs filed a Notice of Appeal of the Court's decision.

         In-Store Advertising, Inc. Alex. Brown was named as a defendant in several purported class action lawsuits, as well as one shareholder derivative lawsuit, pertaining to the July 19, 1990 public offering of Common Stock of In-Store Advertising, Inc. ("In-Store Advertising"), at $19 per share (the "Offering"). Alex. Brown co-managed the Offering and directly underwrote 414,000 shares. The lawsuits were filed in the United States District Court for the Southern District of New York, and were consolidated under the caption In-Store Advertising, Inc. Securities Litigation. Plaintiffs alleged, among other things, that the prospectus for the Offering contained material misstatements of fact and omitted material facts and that the defendants made untrue statements of material fact and omitted material facts concerning In-Store Advertising's anticipated revenues and earnings. The Plaintiffs alleged violations of the federal securities laws and the common law. In October, 1996, Alex. Brown and the other underwriters reached an agreement with the Plaintiffs to settle the action. The Court approved the settlement on December 18, 1996, and the matter has been dismissed.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Executive Officers of the Registrant

         The following information regarding the persons who function as executive officers of the Company is included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Name                                Age     Position with the Company
----                                ---     -------------------------

A. B. Krongard................      60      Chief Executive Officer and
                                              Chairman of the Board of
                                              Directors
Mayo A. Shattuck III..........      42      President, Chief Operating
                                              Officer and Director
Beverly L. Wright.............      48      Treasurer and Chief
                                              Financial Officer
Robert F. Price...............      49      Secretary and General Counsel

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

         Mr. Price was first employed by the Partnership in 1976 and became a Managing Director of Alex. Brown in 1987. He served as Secretary and General Counsel from 1984 until 1989 when he resigned from the Company. Upon his return to the Company in 1991, he became Secretary and General Counsel of the Company and a Managing Director of Alex. Brown.

         There  is  no  arrangement   or   understanding  between  any  of   the
above-listed officers and any other person pursuant to which any such officer was elected as an officer.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                 Information required by Item 5 is incorporated herein by reference to page 55 of the 1996 Annual Report to Stockholders attached hereto.

Item 6.  Selected Financial Data.

                 Information required by Item 6 is incorporated herein by reference to page 50 of the 1996 Annual Report to Stockholders attached hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 Information  required  by  Item  7  is  incorporated  herein by
         reference to  pages 30  through  33  of  the  1996  Annual   Report  to
         Stockholders attached hereto.

Item 8.  Financial Statements and Supplementary Data.

                 Financial Statements required by Item 8 are listed in the Index to Financial Statements on page 23 herein.

                 Supplementary data are incorporated herein by reference to page 51 of the 1996 Annual Report to Stockholders attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

         The information required by Items 10, 11, 12, and 13 (except that information regarding executive officers called for by Item 10 contained in Part
I) is incorporated herein by reference to the Proxy Statement prepared in connection with the Company's 1997 Annual Meeting of Stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Exhibits:

                  Reference is made to the Index to Exhibits.

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

                            ALEX. BROWN INCORPORATED



                            By: /s/ A. B. Krongard
                                -----------------------
                                A. B. Krongard
                                Chief Executive Officer
                                Date: March 25, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature              Title                   Date
     ---------              -----                   ----


/s/ A. B. Krongard          Chief Executive         March 25, 1997
--------------------------  Officer; Chairman of
A. B. Krongard                the Board of Directors
                            (Principal Executive
                              Officer)



/s/ Mayo A. Shattuck III    President; Chief        March 25, 1997
--------------------------  Operating Officer;
Mayo A. Shattuck III          Director





/s/ Beverly L. Wright       Treasurer and Chief     March 25, 1997
--------------------------  Financial Officer
Beverly L. Wright             (Principal Financial
                                and Accounting Officer)




/s/ Lee A. Ault III         Director                March 25, 1997
--------------------------
Lee A. Ault III

/s/ Neil R. Austrian        Director                March 25, 1997
--------------------------
Neil R. Austrian




/s/ Thomas C. Barry         Director                March 25, 1997
--------------------------
Thomas C. Barry




/s/ Kenneth D. Brody        Director                March 25, 1997
--------------------------
Kenneth D. Brody




/s/ Benjamin H. Griswold IV Director                March 25, 1997
--------------------------
Benjamin H. Griswold IV




/s/ Steven Muller, Ph.D.    Director                March 25, 1997
--------------------------
Steven Muller, Ph.D.




/s/ Frank E. Richardson     Director                March 25, 1997
--------------------------
Frank E. Richardson




/s/ John J. F. Sherrerd     Director                March 25, 1997
--------------------------
John J. F. Sherrerd

                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES

                         Index to Financial Statements


                                                               Page
                                                               ----

Financial Statements:

Alex. Brown Incorporated and Subsidiaries included on pages 34 through 49 of the 1996 Annual Report to Stockholders, incorporated herein by reference and attached hereto:

      Consolidated Statements of Earnings                       34
      Consolidated Statements of Financial Condition            35
      Consolidated Statements of Stockholders' Equity           36
      Consolidated Statements of Cash Flows                     37
      Notes to Consolidated Financial Statements               38-48
      Report of Independent Auditors                            49

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                            Alex. Brown Incorporated

   Alex. Brown  Incorporated  (the "Company") is a holding company whose primary subsidiary is Alex. Brown & Sons Incorporated ("Alex. Brown"), a major investment banking and securities brokerage firm. The Company, like other securities firms, is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities, changes in interest rates and demand for investment banking and securities brokerage services, all of which have an impact on the Company's revenues, operating results and financial condition as well as its liquidity. Substantial fluctuations can occur in the Company's revenues and net earnings due to these and other factors.

   In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, consisting primarily of salaries and benefits, communications and occupancy expenses, remain relatively fixed. Accordingly, net earnings for any period should not be considered representative of any other period.

   In the following discussion, all share and per share information have been adjusted to reflect a three-for-two stock split paid on January 15, 1997.

                              RESULTS OF OPERATIONS

                              1996 Compared to 1995

   Revenues totalled $1,059.4 million, a 31% increase as compared to $809.4 million in 1995.

   Commission revenues totalled $201.9 million, a 16% increase from $173.5 million in 1995, primarily as a result of increased institutional and private client listed commissions, as well as an increase in private client OTC agency business.

   Investment banking revenues increased 41% to $414.9 million from $293.4 million in 1995, primarily due to significant increases in revenues from underwriting activities. Merger and advisory revenues increased 38% to $93.0 million from $67.4 million in 1995.

   Principal transaction revenues increased 20% to $167.8 million from $139.4 million in 1995, primarily due to increases in revenues from OTC trading. Partially offsetting this increase were declines in fixed income trading.

   Interest and dividend revenues increased 38% to $142.3 million from $103.2 million in 1995, principally as a result of interest earned on higher margin loan balances. Margin loan balances at year-end totalled $1.6 billion, a 16% increase over the prior year. Average margin balances increased 55% year over year.

   Advisory and other revenues totalled $132.5 million, a 33% increase from $100.0 million in 1995, primarily attributable to increases in asset management advisory revenues and fees from correspondent services. Asset management advisory revenues increased 41% to $77.6 million from $54.9 million in 1995. Correspondent services fees increased 28% to $28.3 million in 1996 from $22.1 million in 1995. Revenues from net investment gains totalled $18.4 million as a result of net realized gains and increases in the carrying value of investments. Assets under management totalled $12.5 billion at year-end 1996.

   Total operating expenses totalled $800.0 million, a 23% increase from $651.2 million in 1995.

   Compensation and benefits expense increased 28% to $554.7 million from $432.9 million, primarily as a result of increased incentive and commission expenses.

   Communications expense increased 13% to $38.4 million from $33.9 million, reflecting expenses required to support increased levels of business activity.

   Occupancy and equipment expense decreased 3% to $38.5 million from $39.8 million in 1995, due to the elimination of an expense provision which had been recorded in 1995 related to vacating certain office space prior to expiration of the lease of one of the Company's offices.

    Interest expense increased 40% to $50.7 million from $36.2 million, primarily due to the cost of financing increased margin loan balances.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                            Alex. Brown Incorporated

   Floor brokerage, exchange and clearing fees increased 11% to $20.8 million from $18.6 million, due to an increased volume of listed trades and brokerage services.

   Other operating expenses increased 8% to $97.0 million from $89.8 million, primarily due to increased expenses associated with the higher level of business activity.

   The Company's effective tax rate for 1996 increased to 40.6% from 39.6% in 1995.

   As a result of the above, net earnings increased 61% to $154.1 million from $95.6 million in 1995. Primary and fully diluted earnings per share were $6.28 and $5.51, respectively, as compared to $4.11 and $3.60 in 1995.

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

   Interest and dividend revenues increased 55% to $103.2 million from $66.5 million in 1994, due to higher margin loan balances and higher interest rates. Margin loans at year-end totalled $1.4 billion, a 74% increase over the prior year. Average margin balances increased 32%.

   Advisory and other revenues totalled $100.0 million, a 23% increase from $81.4 million in 1994, which was primarily attributable to increases in advisory and investment revenues. Advisory revenues increased 29% to $54.9 million from $42.6 million in 1994. Revenues from investments increased to $17.0 million as a result of realized gains and increases in the carrying value of investments. In the prior year, the Firm reported investment revenues of $8.1 million and a $7.8 million gain related to the sale of its interests in Alex. Brown Kleinwort Benson Realty Advisory Holding Company. Correspondent services fees increased 24% in 1995.

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

   As a result of the above, net earnings increased to $95.6 million from $70.9 million in 1994. Primary and fully diluted earnings per share were $4.11 and $3.60, respectively, as compared to $3.06 and $2.70 in 1994.

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

   High yield securities, also referred to as "junk" bonds, are non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB-and by Moody's Investors Service as lower than Baa3. The market for high yield securities can be extremely volatile and many experienced significant declines in the past several years. At year-end 1996, in its high yield operations, Alex. Brown had $9.4 million of long inventory and $6.5 million of short inventory as compared to $12.9 million of long inventory and $0.6 million of short inventory at year-end 1995.

   As of December 31, 1996, the carrying value of the Company's merchant banking investments was $24.5 million, compared to $23.5 million at year-end 1995. Net gains related to merchant banking investments were $9.0 million in 1996 compared to $6.1 million in 1995. It is anticipated that merchant banking investments will generally have a holding period of three years or more and will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

   From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business. These loans may be secured or unsecured and are funded through general working capital sources. At year-end 1996, $3.0 million of such loans were outstanding.

   The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned, repurchase agreements and bank loans, as well as through the issuance of debt and equity securities.

   The Company borrows from banks on a short-term basis both on an unsecured basis and under arrangements pursuant to which the amount of funds available is based on the value of the securities owned by the Company and customers' margin securities pledged as collateral. In addition, the Company borrows on a long-term basis from banks on both an unsecured basis and with fixed assets pledged as collateral ("term loans"). The Company historically has been able to obtain necessary bank borrowings and believes that it will continue to be able to do so in the future. The Company and Alex. Brown have $450 million of unused committed lines of credit under revolving credit agreements (the "Credit Facilities") with various banks. The Credit Facilities expire between March 1997 and March 1999. The Credit Facilities and term loans contain various restrictive financial covenants, the most significant of which require the maintenance of minimum levels of net worth by both the Company and Alex. Brown and minimum levels of net capital by Alex. Brown. There were no outstanding borrow-

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                            Alex. Brown Incorporated

ings under the Credit Facilities at December 31, 1996. The Company and Alex. Brown were in compliance with all restrictive covenants contained in the Credit Facilities and term loans at December 31, 1996.

   Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The Company's ability to withdraw capital from Alex. Brown may be limited by the rule. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At December 31, 1996, Alex. Brown had aggregate net capital of $394.8 million, which exceeded its minimum net capital requirement by $362.7 million.

   During 1996, the Company repurchased a total of 517,448 shares of its Common Stock at a cost of $16.1 million. As of December 31, 1996, the Company had a remaining repurchase authorization of approximately 1.5 million shares. The Company anticipates that, subject to market conditions, it will make additional repurchases in the future.

   Management of the Company believes that existing capital and credit facilities, when combined with funds generated from operations, will provide the Company with sufficient resources to meet its present and reasonably foreseeable cash and capital needs.

   Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and, effective January 1, 1997, establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFASNo. 125 also establishes new accounting requirements for pledged collateral. In December 1996, SFASNo. 127 was issued which deferred the effective date of certain provisions of SFAS No. 125 until January 1, 1998 related to repurchase agreements, securities lending and similar transactions. The Company expects that there will be no material effect upon implementing SFAS No. 125 on its financial position or results of operations.

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

                      CONSOLIDATED STATEMENTS OF EARNINGS
                            Alex. Brown Incorporated

                                                                 Years Ended December 31
---------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                  1996             1995              1994
---------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                     $   201,896        $ 173,471         $ 140,026
   Investment banking                                  414,891          293,375           197,494
   Principal transactions (note 5)                     167,815          139,383           120,119
   Interest and dividends                              142,307          103,190            66,485
   Advisory and other                                  132,512           99,975            81,364
---------------------------------------------------------------------------------------------------
     Total revenues                                  1,059,421          809,394           605,488
---------------------------------------------------------------------------------------------------
Operating expenses:
   Compensation and benefits                           554,711          432,880           329,516
   Communications                                       38,388           33,934            28,160
   Occupancy and equipment                              38,504           39,758            31,671
   Interest                                             50,668           36,204            21,920
   Floor brokerage, exchange and clearing fees          20,755           18,646            16,230
   Other operating expenses                             97,013           89,797            59,710
---------------------------------------------------------------------------------------------------
     Total operating expenses                          800,039          651,219           487,207
---------------------------------------------------------------------------------------------------
Earnings before income taxes                           259,382          158,175           118,281

Income taxes (note 12)                                 105,237           62,620            47,410
---------------------------------------------------------------------------------------------------
Net earnings                                       $   154,145        $  95,555         $  70,871
===================================================================================================
Earnings per share:
   Primary                                         $      6.28        $    4.11         $    3.06
===================================================================================================
   Fully diluted                                   $      5.51        $    3.60         $    2.70
===================================================================================================
Weighted average number of shares outstanding:
   Primary                                              24,563           23,267            23,124
===================================================================================================
   Fully diluted                                        28,470           27,192            26,982
===================================================================================================

See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            Alex. Brown Incorporated


                                                                         December 31
                                                               -------------------------------
(in thousands)                                                     1996              1995
----------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                      $  109,800         $   62,103
Receivables:
   Customers (note 2)                                           1,487,041          1,277,869
   Brokers, dealers and clearing organizations (note 3)           368,099            416,449
   Current state income taxes                                      17,429                 --
   Other                                                           59,097             62,056
Firm trading securities (note 4)                                  210,412            110,564
Securities purchased under agreements to resell                    15,510             34,865
Deferred income taxes (note 12)                                    46,433             27,813
Memberships in exchanges, at cost (market $3,597 and $2,864)          323                323
Office equipment and leasehold improvements, at cost
   less accumulated depreciation and amortization of
   $44,580 and $40,483 (note 7)                                    48,079             41,189
Investment securities (note 6)                                     56,889             50,294
Loans to employees to purchase convertible subordinated
   debentures (note 13)                                            54,454             48,320
Other assets                                                       69,009             64,662
----------------------------------------------------------------------------------------------
                                                               $2,542,575         $2,196,507
==============================================================================================

Liabilities and Stockholders' Equity:
Bank loans (note 7)                                            $   29,900         $  120,008

Payables:
   Cash management facility                                        83,733             70,338
   Customers, including free credit balances                      676,734            506,993
   Brokers, dealers and clearing organizations (note 3)           495,947            480,621
   Current federal and state income taxes                           1,840              5,032
   Other                                                          378,981            294,643
Securities sold, not yet purchased (note 8)                        48,223             54,276
Securities sold under repurchase agreements                            --              2,460
7 5/8% Senior notes (note 7)                                      109,475            109,414
5 3/4% Convertible subordinated debentures (note 7)                11,797             11,851
Employee convertible subordinated debentures (note 13)             62,043             51,584
Commitments and contingencies (note 10)
Stockholders' equity (note 13):
   Common stock of $.10 par value
     Authorized 50,000,000 shares
     Issued 24,030,822 shares in 1996
     and 23,299,044 in 1995                                         2,403              2,330
   Additional paid-in capital                                     125,882            113,234
   Loans to employees to purchase common stock                    (10,320)           (12,470)
   Retained earnings                                              525,937            386,193
----------------------------------------------------------------------------------------------
     Total stockholders' equity                                   643,902            489,287
----------------------------------------------------------------------------------------------
                                                               $2,542,575         $2,196,507
==============================================================================================

See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            Alex. Brown Incorporated


                                               Years Ended December 31, 1994, 1995 and 1996
                                     ------------------------------------------------------------------
                                                                Loans To
                                                                Employees
                                                Additional     To Purchase                   Total
                                     Common       Paid-in        Common      Retained     Stockholders'
(in thousands)                        Stock       Capital         Stock      Earnings        Equity
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1993,
   as previously reported            $1,536      $114,014       $(10,902)    $241,017       $345,665
Three-for-two stock split               768          (768)            --           --             --
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1993,
   as restated                        2,304       113,246        (10,902)     241,017        345,665
   Net earnings                          --            --             --       70,871         70,871
   Issuance of 707,608 shares
     of common stock                     71         7,934           (484)          --          7,521
   Payments on employee loans            --            --            375           --            375
   Repurchase and retirement
     of 2,609,889 shares of
     common stock                      (261)      (46,048)            --           --        (46,309)
   Compensation payable
     in common stock                     30         5,195             --           --          5,225
   Dividends paid                        --            --             --       (9,920)        (9,920)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1994          2,144        80,327        (11,011)     301,968        373,428
   Net earnings                          --            --             --       95,555         95,555
   Issuance of 1,703,812 shares
     of common stock                    170        29,665         (2,465)          --         27,370
   Payments on employee loans            --            --          1,006           --          1,006
   Repurchase and retirement
     of 44,401 shares of
     common stock                        (4)       (1,214)            --           --         (1,218)
   Compensation payable
     in common stock                     20         4,456             --           --          4,476
   Dividends paid                        --            --             --      (11,330)       (11,330)
-------------------------------------------------------------------------------------------------------

Balance at December 31, 1995          2,330       113,234        (12,470)     386,193        489,287
   Net earnings                          --            --             --      154,145        154,145
   Issuance of 918,676 shares
     of common stock                     92        18,995             --           --         19,087
   Payments on employee loans            --            --          2,150           --          2,150
   Repurchase and retirement
     of 517,448 shares of
     common stock                       (52)      (16,023)            --           --        (16,075)
   Compensation payable
     in common stock                     33         9,676             --           --          9,709
   Dividends paid                        --            --             --      (14,401)       (14,401)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1996         $2,403      $125,882       $(10,320)    $525,937       $643,902
=======================================================================================================

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Alex. Brown Incorporated


                                                                  Years Ended December 31
                                                       ------------------------------------------------
(in thousands)                                              1996            1995            1994
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                        $ 154,145      $   95,555        $ 70,871
   Reconciliation of net earnings to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                        12,921          13,158          10,263
     Non-cash compensation expense                        12,656           7,096           5,225
     Gain on investment securities                       (18,386)        (17,006)        (15,576)
     Other                                                  (201)            289               7
     (Increase) decrease in assets:
        Receivables                                     (171,755)       (677,989)        (63,368)
        Firm trading securities                          (99,848)        (17,212)        (14,345)
        Securities purchased under agreements to resell   19,355         (34,865)             --
        Deferred income taxes                            (18,620)        (10,138)        (10,696)
        Other assets                                      (5,390)        (28,349)        (18,595)
     Increase (decrease) in liabilities:
        Payables                                         266,213         534,725          33,166
        Securities sold, not yet purchased                (6,053)         28,434          (1,560)
-------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities     145,037        (106,302)         (4,608)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net proceeds (payments):
     Short-term loans                                    (86,000)         54,321             622
     Cash management facility                             13,395           8,042          (6,541)
     Securities sold under repurchase agreements          (2,460)          2,460              --
   Proceeds from term loans                                   --              --          15,000
   Payments on term loans                                 (4,108)         (7,256)         (8,652)
   Proceeds from senior notes                                 --         109,392              --
   Issuance of common stock                               19,286          14,656           6,973
   Repurchase of common stock                            (16,075)         (1,218)        (46,309)
   Dividends paid to stockholders                        (14,401)        (11,330)         (9,920)
-------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities     (90,363)        169,067         (48,827)
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of office equipment and leasehold
     improvements                                        (18,768)        (24,233)        (15,190)
   Purchase of investment securities                     (21,181)        (14,964)        (18,242)
   Sale of investment securities                          32,972          14,511          53,886
-------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities      (6,977)        (24,686)         20,454
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      47,697          38,079         (32,981)
Cash and cash equivalents at beginning of year            62,103          24,024          57,005
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year               $ 109,800      $   62,103        $ 24,024
=======================================================================================================

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

   The Company is primarily engaged in a single line of business as a securities broker dealer, which includes several types of services, such as principal and agency transactions, underwriting and other investment banking advisory, asset management and correspondent clearing. The Company, like other securities firms, is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities, changes in interest rates and demand for investment banking and securities brokerage services, all of which have an impact on the Company's revenues, operating results and financial condition as well as its liquidity.

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

   Firm trading and investment securities and securities sold, not yet purchased are carried at market value, and unrealized gains and losses relating thereto are reflected in revenues. Market values are generally based on quoted market prices. If quoted market prices are not available, market values are determined based on other relevant factors, including quoted market prices for similar securities. Investments made in connection with merchant banking transactions are recorded at their initial cost. The carrying values of such investments are adjusted when the market values are supported by quoted market prices, adjusted for liquidity and other relevant factors. In addition, the carrying values are reduced when the Company determines that the estimated realizable value is less than the carrying value based on financial and market information relevant to the investment.

   Securities purchased under agreements to resell and securities sold under repurchase agreements are accounted for as financing transactions. Such securities consist of obligations of the United States government or one of its agencies. The Company's practice is to maintain collateral sufficient to secure amounts receivable pursuant to securities purchased under agreements to resell.

   Depreciation of office equipment is determined using the straight line method over useful lives ranging from 2.5 to 10 years. Leasehold improvements are amortized on the straight line method over the lesser of the estimated economic useful life of the improvements or the remaining term of the lease.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Alex. Brown Incorporated

   Primary and fully diluted earnings per share are based on the weighted average number of shares outstanding and assume the exercise of outstanding dilutive options to purchase common stock. Fully diluted earnings per share further assumes the conversion into common stock of convertible subordinated debentures, if dilutive.

   On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and has elected to continue to apply the intrinsic value method under Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees to account for stock-based employee compensation. Under this method, compensation cost is recognized for awards of shares of common stock to employees under compensatory plans only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. SFAS No. 123 permits companies to adopt a new fair value based method to account for stock-based employee compensation plans or to continue using the intrinsic value method. If the intrinsic value method is used, information concerning the pro forma effects on net earnings and earnings per share of adopting the fair value based method for stock-based employee compensation grants made in 1995 and subsequent years is required to be presented in the notes to the financial statements. The pro forma disclosures are presented in note 13 to the consolidated financial statements.

   SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and, effective January 1, 1997, establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFASNo. 125 also establishes new accounting requirements for pledged collateral. In December 1996, SFASNo. 127 was issued which deferred the effective date of certain provisions of SFASNo. 125 until January 1, 1998 related to repurchase agreements, securities lending and similar transactions. The Company expects that there will be no material effect upon implementing SFASNo. 125 on its financial position or results of operations.

   Certain amounts in prior periods have been reclassified to conform to the 1996 presentation. Per share information and shares outstanding have been adjusted to reflect a three-for-two stock split paid on January 15, 1997.

2) Receivables from Customers

Receivables from customers include amounts due on uncompleted transactions and margin balances. Securities owned by customers and held as collateral for these receivables are not reflected in the financial statements.

3) Receivables from and Payables to Brokers, Dealers  and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations consisted of the following (in thousands):


                                                  1996               1995
--------------------------------------------------------------------------------
Securities failed to deliver                  $  9,392           $ 16,107
Deposits paid for securities borrowed          329,134            357,365
Other                                           29,573             42,977
--------------------------------------------------------------------------------
   Total receivables                          $368,099           $416,449
================================================================================
Securities failed to receive                  $ 13,610           $ 15,146
Deposits received for securities loaned        454,109            433,808
Other                                           28,228             31,667
--------------------------------------------------------------------------------
   Total payables                             $495,947           $480,621
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Alex. Brown Incorporated

Payables to brokers, dealers and clearing organizations include amounts which are due upon delivery of securities to Alex. Brown. In the event the counterparty does not fulfill its contractual obligation to deliver these securities, Alex. Brown may be required to purchase the securities at prevailing market prices to satisfy its obligations.

4) Firm Trading Securities

Firm trading securities consisted of the following (in thousands):

                                                        1996          1995
--------------------------------------------------------------------------------
United States government and agencies thereof       $  6,440      $  9,315
Asset/Mortgage-backed                                 30,913             1
States and municipalities                             97,306        36,607
Corporate debt                                        22,810        42,945
Equities and convertible securities                   52,943        21,696
--------------------------------------------------------------------------------
                                                    $210,412      $110,564
================================================================================

5) Principal Transactions Revenue

The components of principal transactions revenue were as follows (in thousands):

                                   1996             1995             1994
--------------------------------------------------------------------------------
Equity trading                 $139,146         $107,820         $ 72,876
Equity derivatives                 (278)            (921)             328
Fixed income trading             29,125           32,952           46,149
Fixed income derivatives           (178)            (468)             766
--------------------------------------------------------------------------------
                               $167,815         $139,383         $120,119
================================================================================

The Company's equity trading operations include trading in over the counter equities, listed equities, convertible securities and non-investment grade (high yield) corporate debt. The Company's fixed income trading activities include trading in U.S. government and government agency obligations, asset-backed and mortgage-backed securities, state and municipal obligations and investment grade corporate debt. The Company sells short S&P 500 Index futures contracts to hedge its equity inventories and Treasury Bond and Municipal Bond Index futures contracts to hedge its fixed income inventories. The futures contracts involve off-balance-sheet risk since the cost to close out the contracts may exceed the amounts recognized in the Consolidated Statements of Financial Condition. The contracts are listed on regulated exchanges and are marked to market daily with the resulting gain or loss reflected in revenue. The exchanges guarantee performance of counterparties; therefore, credit risk is limited to a default by the exchange. The notional amounts and fair values of these contracts at December 31, 1996 and average fair values during 1996 and 1995 were not material. There were no open futures contracts at December 31, 1995.

6) Investment Securities

Investment securities consisted of the following (in thousands):

                                                1996               1995
--------------------------------------------------------------------------------
Merchant banking investments                 $24,457            $23,546
Investment partnerships                       18,940             17,703
Mutual funds                                   6,700              3,359
U.S. government obligations                    4,477                650
Equities                                       2,315              5,036
--------------------------------------------------------------------------------
                                             $56,889            $50,294
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Alex. Brown Incorporated

7) Borrowings
                                   BANK LOANS

Bank loans were collateralized as follows (in thousands):
                                                      1996           1995
--------------------------------------------------------------------------------
Customers' margin securities                       $14,000       $100,000
Office equipment and leasehold improvements             --          1,308
Unsecured                                           15,900         18,700
--------------------------------------------------------------------------------
                                                   $29,900       $120,008
================================================================================

The Company obtains bank loans which are collateralized by securities owned by the Company and customers' margin securities. Such loans are payable on demand and bear interest based on the federal funds rate (6.3% at December 31, 1996). The weighted average interest rate on these loans was 6.8% at December 31, 1996. The average balances of such loans outstanding were $156,139,000 during 1996 at a weighted average interest rate of 5.7% and $120,507,000 during 1995 at a weighted average interest rate of 6.4%.

   A term loan of  $4,100,000  and  $5,300,000  at  December  31, 1996 and 1995,
respectively, is unsecured and bears interest at a variable rate based on the London Interbank Offered Rate (5.5% at December 31, 1996). The weighted average interest rates were 6.1% during 1996 and 6.9% during 1995. The loan matures as follows: $2,350,000 in 1997 and $1,750,000 in 1998.

   A term loan of  $11,800,000  and  $13,400,000  at December 31, 1996 and 1995,
respectively, is unsecured and bears interest at a variable rate based on the federal funds rate. The weighted average interest rates were 5.9% during 1996 and 6.6% during 1995. The loan matures as follows: $2,400,000 in each of 1997 and 1998 and $7,000,000 in 1999.


                                  SENIOR NOTES

In August 1995, the Company issued $110,000,000 senior notes due August 2005 which bear interest at 7 5/8%. The notes were sold at a discount to yield 7.705%.


                       CONVERTIBLE SUBORDINATED DEBENTURES

The Company issued $25,000,000 convertible subordinated debentures in June 1986. The debentures are due June 2001, bear interest at 5 3/4% and are convertible into the Company's common stock at the rate of one share of common stock for each $17.35 of principal amount of debentures. The debentures are redeemable at the option of the Company at 100.5% through June 11, 1997 and at par thereafter. During 1996 and 1995, $75,000 and $13,040,000 par value, respectively, of the debentures were converted into 4,320 and 751,428 shares, respectively, of the Company's common stock.


                                CREDIT FACILITIES

The Company and Alex. Brown have $450 million of unused committed lines of credit under revolving credit agreements (the "Credit Facilities") with various banks. The Credit Facilities expire between March 1997 and March 1999. The
Credit Facilities and term loans contain various restrictive financial covenants, the most significant of which require the maintenance of minimum levels of net worth by both the Company and Alex. Brown and minimum levels of net capital by Alex. Brown. There were no outstanding borrowings under the Credit Facilities at December 31, 1996. The Company and Alex. Brown were in compliance with all restrictive covenants contained in the Credit Facilities and term loans at December 31, 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Alex. Brown Incorporated


                               INTEREST PAYMENTS

Interest payments, including interest payments on repurchase agreements, securities loaned, senior notes and convertible subordinated debentures, were $49,810,000, $32,210,000 and $20,381,000 during 1996, 1995 and 1994, respectively.

8) Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consisted of the following (in thousands):

                                                1996               1995
--------------------------------------------------------------------------------
United States government and agencies        $16,126            $34,958
States and municipalities                        379                 67
Corporate debt                                 7,310              5,593
Equities and convertible securities           24,408             13,658
--------------------------------------------------------------------------------
                                             $48,223            $54,276
================================================================================

Securities sold, not yet purchased represent obligations to purchase securities at prevailing market prices. These transactions result in off-balance-sheet risk since Alex. Brown's ultimate cost to satisfy the obligations is dependent upon future prices of the securities and may exceed the amounts recognized in the Consolidated Statements of Financial Condition.

9) Net Capital Requirements

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The rule may limit the Company's ability to withdraw capital from Alex. Brown. Alex. Brown has consistently exceeded the minimum net capital requirements under the rule. At December 31, 1996, Alex. Brown's net capital was $394,821,000 which exceeded net capital rule requirements by $362,705,000. Alex. Brown has two London-based subsidiaries which are subject to the capital requirements of the Securities and Futures Authority (SFA). At December 31, 1996, these subsidiaries were in compliance with the SFA capital adequacy requirements.

10) Commitments and Contingencies


                                     LEASES

The Company's subsidiaries are obligated under operating leases for office facilities and equipment expiring at various dates to 2013. The approximate annual minimum rentals under the leases as of December 31, 1996 were as follows (in thousands):

Years Ending December 31
--------------------------------------------------------------------------------
1997                                                          $ 14,630
1998                                                            14,557
1999                                                            15,085
2000                                                            14,655
2001                                                            13,863
2002 and thereafter                                            112,858
--------------------------------------------------------------------------------

Rent expense, including equipment rentals, was $18,848,000, $20,720,000, and $16,096,000 including $2,474,000, $2,450,000 and $2,445,000 to related parties, for 1996, 1995 and 1994, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Alex. Brown Incorporated


                                LETTERS OF CREDIT

At December 31, 1996, Alex. Brown was contingently liable for up to $55,979,000 under unsecured letters of credit used to satisfy required margin deposits at five securities clearing corporations.


                             INVESTMENT COMMITMENTS

At December 31, 1996, the Company had committed to invest up to $72.6 million in certain investment partnerships, including $52.4 million in two merchant banking partnerships.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Alex. Brown Incorporated


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

11) Fair Value of Financial Instruments


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


             FIRM TRADING AND INVESTMENT SECURITIES (LONG AND SHORT)

Firm trading and investment securities are carried in the consolidated financial statements at market value (see notes 1, 4, 6 and 8).


                                   BANK LOANS

The principal balance of bank loans which are payable on demand is considered to be the fair value of such loans. The carrying values of the term loans approximated fair values at December 31, 1996 and 1995 based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Alex. Brown Incorporated


                             REPURCHASE AGREEMENTS

The carrying amounts of securities sold under repurchase agreements and securities purchased under agreements to resell are considered to be the fair values of such transactions.


              SENIOR NOTES AND CONVERTIBLE SUBORDINATED DEBENTURES

The fair values of the senior notes and convertible subordinated debentures were as follows (in thousands):

                                                    1996            1995
--------------------------------------------------------------------------------
7 5/8% Senior notes                              $110,715        $117,469
5 3/4% Convertible subordinated debentures         33,105          19,413

The fair values are based on quoted market prices. At December 31, 1996, the convertible subordinated debentures were callable at the Company's option at $11,944,000.

12) Income Taxes

The components of income tax expense were as follows (in thousands):

                               1996             1995            1994
--------------------------------------------------------------------------------
Federal                    $ 86,108         $ 51,153        $ 38,649
State and local              19,129           11,467           8,761
--------------------------------------------------------------------------------
                           $105,237         $ 62,620        $ 47,410
================================================================================
Current                    $123,857         $ 72,758        $ 58,106
Deferred                    (18,620)         (10,138)        (10,696)
--------------------------------------------------------------------------------
                           $105,237         $ 62,620        $ 47,410
================================================================================

Income tax expense is reconciled to amounts computed by applying the federal corporate tax rate to earnings before income taxes as follows (in thousands):

                                             1996         1995         1994
--------------------------------------------------------------------------------

Tax at federal statutory rate            $ 90,784     $ 55,361     $ 41,398
State and local income taxes, net of
  federal income tax benefit               13,899        7,454        5,695
Other, net                                    554         (195)         317
--------------------------------------------------------------------------------
                                         $105,237     $ 62,620     $ 47,410
================================================================================

The components of the net deferred income tax asset were as follows (in thousands):

                                                  1996            1995
--------------------------------------------------------------------------------
Deferred income tax assets:
Unrealized loss-- Firm securities             $  1,866        $  3,584
Accrued expenses                                47,779          28,585
Depreciation                                     3,346           3,892
Other                                            2,866           1,371
--------------------------------------------------------------------------------
  Total deferred income tax assets              55,857          37,432
--------------------------------------------------------------------------------

Deferred income tax liabilities:
Unrealized profit--Firm securities               4,506           4,667
Other investments                                2,017           1,852
Depreciation                                     1,365           1,426
Other                                            1,536           1,674
--------------------------------------------------------------------------------
  Total deferred income tax liabilities          9,424           9,619
--------------------------------------------------------------------------------
  Net deferred income tax asset               $ 46,433        $ 27,813
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Alex. Brown Incorporated


There was no valuation allowance relating to deferred income tax assets at December 31, 1996 and 1995. Income tax payments were $138,759,000, $64,903,000 and $69,438,000 during 1996, 1995 and 1994, respectively.

13) Employee Benefit Plans


                              EQUITY INCENTIVE PLAN

Pursuant to the 1991 Equity Incentive Plan (the "Plan"), the Company may make stock based awards, including stock options, convertible debentures and restricted stock awards, to key employees in any calendar year in respect of a maximum of 7.5% of the total shares of common stock of the Company outstanding on the first day of such year. During 1995 and 1994, the Company sold 87,324 and 27,375 shares of common stock, respectively, at market to certain employees pursuant to the Plan. The Company has also sold convertible subordinated debentures to certain employees pursuant to the Plan. The debentures are generally convertible into the Company's common stock three years after the date issued or in stages beginning four years after the date issued. The debentures may be redeemed at par if the employee terminates employment with the Company. The Company made loans to the employees to finance the entire purchase price of the stock and debentures. The Company has agreed to forgive certain loans over six years if the Company's return on equity exceeds certain targets during the period and may forgive portions of other loans on a discretionary basis. Loan forgiveness resulted in compensation expense of $9,287,000, $3,952,000 and $3,054,000 in 1996, 1995 and 1994, respectively. Information related to debentures outstanding at December 31, 1996 and issued in January 1997 was as follows:

                                                            Weighted average
Principal amount      Weighted average                         conversion
 of debentures           interest rate        Due date        price/share
--------------------------------------------------------------------------------

   $   356,000                  8.125%            1997            $ 5.67
     1,578,000                  6.750%            1998             17.00
     1,900,000                  6.375%            1999             15.33
     3,725,000                  5.375%            2000             19.22
    26,867,000                  5.858%            2001             17.16
    15,544,000                  6.106%            2002             32.57
    25,555,000                  6.313%            2003             42.19


                                  STOCK OPTIONS

The Company has granted nonqualified stock options to certain employees and directors. Payment for the shares may be made in cash, shares of the Company's common stock or a combination thereof. Options granted since January 1993 are generally exercisable in six equal installments beginning one year from the date of grant and expire after ten years. The exercise price for these options is 25% greater than the lesser of the average market value of the Company's common stock 30 days prior to the date of grant or the market value on the date of grant. Options previously granted are generally exercisable in five equal installments beginning one year from the date of grant and expire after five years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Alex. Brown Incorporated


   The following table sets forth activity relating to the number of shares and weighted average exercise prices of stock options (options granted include amounts granted through January of the following year) (number of shares in thousands):

                                     1996                     1995                     1994
----------------------------------------------------------------------------------------------------
                                         Weighted                Weighted                 Weighted
                                          Average                 Average                  Average
                             Number of   Exercise     Number of  Exercise      Number of  Exercise
                              Shares       Price       Shares      Price        Shares      Price
----------------------------------------------------------------------------------------------------
Beginning of period           3,227       $21.22       3,292      $16.42        3,162       $13.79
Granted                         682        55.83         660       33.18          619        24.26
Exercised                      (593)       11.38        (657)       9.40         (374)        7.01
Forfeited                      (125)       24.71         (68)      18.55         (115)       16.99
----------------------------------------------------------------------------------------------------
End of period                 3,191       $30.31       3,227      $21.22        3,292       $16.42
Exercisable at end of period  1,261       $20.30       1,339      $15.49        1,422       $12.27
====================================================================================================

The following table sets forth information about stock options outstanding at December 31, 1996 and granted through January 1997 (number of shares in thousands):

                                Options Outstanding                       Options Exercisable
                  ------------------------------------------------    ---------------------------
                             Weighted Average     Weighted Average               Weighted Average
   Range of       Number of      Remaining            Exercise        Number of      Exercise
Exercise Prices    Shares    Contractual Life           Price          Shares          Price
-------------------------------------------------------------------------------------------------
$11.63-$17.92       902           3.1 years            $17.19            747          $17.04
$20.89-$25.65       995           8.7                  $22.86            395          $22.58
$32.24-$43.41       641           9.1                  $33.37            119          $33.25
$56.80              653          10.2                  $56.80             --              --
-------------------------------------------------------------------------------------------------
                  3,191           7.2                  $30.31          1,261          $20.30
-------------------------------------------------------------------------------------------------

The Company applies the intrinsic value method in accounting for its Plan and, accordingly, no compensation cost has been recognized for its options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFASNo. 123, the Company's net earnings would have been the pro forma amounts indicated below:

                                                         1996           1995
--------------------------------------------------------------------------------
Net earnings                        As reported      $154,145        $95,555
                                    Pro forma        $153,589        $95,330
Primary earnings per share          As reported         $6.28          $4.11
                                    Pro forma           $6.28          $4.11
Fully diluted earnings per share    As reported         $5.51          $3.60
                                    Pro forma           $5.54          $3.61

Pursuant to SFAS No. 123, pro forma net earnings reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

The weighted average fair values of options granted during 1996 and 1995 were $3,318,000 and $2,244,000, respectively, on the dates of grant. The fair values of options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rate of 5.7% and 7.8%; expected volatility of 41% in both years; dividend yield of 1.9% and 2.3%; expected dividend growth rate of 26.4% and 27.1%; and expected lives of eight years and expected forfeitures of 18% for both years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Alex. Brown Incorporated


                                RETIREMENT PLANS

   The Company maintains a 401(k) deferred compensation and profit sharing plan (the "Plan"). Employees are permitted within limitations imposed by tax law to make pretax contributions to the Plan pursuant to salary reduction agreements. The Company may make discretionary matching and profit sharing contributions to the Plan and may make additional contributions to preserve the Plan's tax exempt status. The Company also has retirement plans for certain employees in foreign offices not covered by the Plan. Compensation expense for the Company's contributions to retirement plans was $12,500,000, $9,600,000 and $5,000,000 for 1996, 1995 and 1994, respectively.


                          EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an employee stock purchase plan pursuant to which employees may purchase shares of the Company's common stock through payroll deductions, subject to certain limitations, at a price equal to 85% of the fair market value of the stock on four quarterly investment dates. The plan provides for the issuance of up to 1,500,000 shares. A total of 1,139,478 shares have been issued under the plan, including 152,662 shares in 1996.


                            EQUITY COMPENSATION PLAN

During 1996, 1995 and 1994, certain key employees had a portion of cash compensation withheld and replaced by restricted common stock of the Company at a 15% discount from market and interests in investment accounts through which the employees can direct investments in selected Company-sponsored investment vehicles. Compensation expense is recorded currently based on the value of the stock and interests in the investment accounts on the award date. The restricted stock cannot be sold and funds cannot be withdrawn from the investment accounts for three years (five years if employment terminates during the initial three year period). The Company may allow participants to extend the deferral period. These restrictions are removed in the event of death, disability or retirement. Pursuant to the Equity Compensation Plan, $18,240,000, $11,102,000, and $7,080,000 of cash compensation was withheld and replaced by 240,942, 244,733 and 195,087 shares of the Company's common stock and interests in investment accounts for 1996, 1995 and 1994, respectively.


                           DEFERRED COMPENSATION PLAN

The Company maintains a deferred compensation plan for Private Client investment representatives. Eligible participants can direct the investment of their deferred compensation amounts by selecting among various Company-sponsored investment vehicles and the common stock of the Company at a 15% discount from market. The employees vest in the deferred compensation accounts after four years. The deferred compensation is forfeited if the employee terminates employment with the Company during the vesting period except for termination due to death, disability or retirement. The Company may allow participants to extend the deferral period after vesting. The amount of deferred compensation, including any stock discounts, is being amortized over the periods in which the employees are providing the related services (compensation expense of $1,305,000 for 2000, $2,325,000 for 1999, $2,956,000 for 1998, $3,640,000 for 1997,
$3,498,000 for 1996, $2,414,000 for 1995 and $1,413,000 for 1994).

                         REPORT OF INDEPENDENT AUDITORS
                            Alex. Brown Incorporated



Board of Directors
Alex. Brown Incorporated:


We have audited the accompanying consolidated statements of financial condition of Alex. Brown Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alex. Brown Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP

Baltimore, Maryland
January 20, 1997

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                            Alex. Brown Incorporated


                                                                    Years Ended December 31
                                            -------------------------------------------------------------------------
(in thousands, except per share amounts)           1996           1995          1994           1993            1992
---------------------------------------------------------------------------------------------------------------------
Results of Operations:
   Revenues                                 $ 1,059,421      $ 809,394      $ 605,488     $ 628,203       $ 455,724
   Operating expenses                           800,039        651,219        487,207       479,868         360,340
   Earnings before income
      taxes                                     259,382        158,175        118,281       148,335          95,384
   Income taxes                                 105,237         62,620         47,410        59,109          36,773
---------------------------------------------------------------------------------------------------------------------
   Net earnings                             $   154,145      $  95,555      $  70,871     $  89,226       $  58,611
=====================================================================================================================
   Earnings per share:
      Primary                               $      6.28      $    4.11      $    3.06     $    3.74       $    2.48
      Fully diluted                         $      5.51      $    3.60      $    2.70     $    3.40       $    2.33
   Cash dividends per share                 $      .637      $    .516      $    .450     $    .383       $    .300
   Weighted average shares
      outstanding:
      Primary                                    24,563         23,267         23,124        23,873          23,613
      Fully diluted                              28,470         27,192         26,982        26,713          25,596
=====================================================================================================================


                                                             December 31
-----------------------------------------------------------------------------------------------------
(in thousands)                       1996           1995           1994          1993         1992
-----------------------------------------------------------------------------------------------------
Financial Condition:
   Total assets                $2,542,575     $2,196,507     $1,346,433    $1,283,423   $1,085,034

   Long-term debt              $   11,150     $   15,900     $   20,009    $   13,336   $   15,160
   Senior notes                $  109,475     $  109,414             --            --           --
   Convertible subordinated
      debentures               $   73,840     $   63,435     $   59,360    $   56,148   $   28,723
   Total stockholders' equity  $  643,902     $  489,287     $  373,428    $  345,665   $  274,395
=====================================================================================================

Per share information and shares outstanding have been adjusted to reflect a three-for-two stock split paid on January 15, 1997.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                            Alex. Brown Incorporated


                                                              Quarters Ended 1996
                                            -------------------------------------------------------
(in thousands, except per share amounts)    December 31     September 30    June 30      March 31
---------------------------------------------------------------------------------------------------
Revenues                                      $ 264,372         $213,973    $310,235    $ 270,840
Operating expenses                              200,609          169,002     226,853      203,574
---------------------------------------------------------------------------------------------------
Earnings before income taxes                     63,763           44,971      83,382       67,266
Income taxes                                     26,462           18,664      33,541       26,570
---------------------------------------------------------------------------------------------------
Net earnings                                  $  37,301        $  26,307   $  49,841    $  40,696
===================================================================================================

Earnings per share:
   Primary                                    $    1.51        $    1.07   $    2.01    $    1.67
===================================================================================================
   Fully diluted                              $    1.34        $    0.95   $    1.77    $    1.48
===================================================================================================


                                                              Quarters Ended 1995
-----------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)   December 31     September 30      June 30       March 31
-----------------------------------------------------------------------------------------------------
Revenues                                     $246,665        $210,278       $201,115       $151,336
Operating expenses                            192,380         172,041        162,799        123,999
-----------------------------------------------------------------------------------------------------
Earnings before income taxes                   54,285          38,237         38,316         27,337
Income taxes                                   21,064          15,295         15,326         10,935
-----------------------------------------------------------------------------------------------------
Net earnings                                 $ 33,221        $ 22,942       $ 22,990       $ 16,402
=====================================================================================================

Earnings per share:
   Primary                                   $   1.39        $   0.96       $   1.00       $   0.73
=====================================================================================================
   Fully diluted                             $   1.23        $   0.86       $   0.88       $   0.64


Per share information has been adjusted to reflect a three-for-two stock split paid on January 15, 1997.

                             CORPORATE INFORMATION
                            Alex. Brown Incorporated



Price Range of Common Stock and Dividends

The common stock of the Company trades on the NYSE under the symbol "AB." As of December 31, 1996, there were approximately 469 holders of record of the Company's common stock. The following tables set forth the high and low sales prices of the common stock and the cash dividends declared on the common stock for the periods indicated.

Price Range of Common Stock

1996                                                                   High              Low
----------------------------------------------------------------------------------------------
First Quarter                                                        $35.75           $26.33
Second Quarter                                                       $39.92           $31.25
Third Quarter                                                        $39.42           $28.33
Fourth Quarter                                                       $48.42           $37.58

1995                                                                   High              Low
----------------------------------------------------------------------------------------------
First Quarter                                                        $26.00           $19.75
Second Quarter                                                       $31.75           $25.42
Third Quarter                                                        $40.42           $28.08
Fourth Quarter                                                       $38.83           $26.67


Dividend Information

         Dividend
         Per Share        Declaration Date         Record Date             Payment Date
----------------------------------------------------------------------------------------------
1996     $.133            April 19, 1996           April 29, 1996          May 8, 1996
         $.167            July 23, 1996            August 2, 1996          August 13, 1996
         $.167            October 22, 1996         November 1, 1996        November 12, 1996
         $.17             January 17, 1997         January 30, 1997        February 10, 1997

1995     $.117            April 21, 1995           May 1, 1995             May 10, 1995
         $.133            July 25, 1995            August 7, 1995          August 16, 1995
         $.133            October 19, 1995         October 30, 1995        November 9, 1995
         $.133            January 24, 1996         February 5, 1996        February 15, 1996

Form 10-K

A copy of the Company's Annual Report on Form 10-K for 1996 as filed with the Securities and Exchange Commission is available without charge on request by writing to Beverly L. Wright, Chief Financial Officer, Alex. Brown Incorporated, 1 South Street, Baltimore, Maryland 21202.

Auditors

KPMG Peat Marwick LLP
111 South Calvert Street
Baltimore, Maryland 21202
(410) 783-8300

Transfer Agent and Registrar

ChaseMellon Shareholder Services, L.L.C.
85 Challenger Road
Ridgefield Park, NJ 07660
(800) 851-9677

                                                     Commission File No. 0-14199


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                    EXHIBITS

                                       TO

                                 ANNUAL REPORT
                                  ON FORM 10-K
                                     UNDER
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996










                            Alex. Brown Incorporated

                            ALEX. BROWN INCORPORATED
                           Annual Report on Form 10-K

                               Index to Exhibits


      Exhibit No.                       Exhibit                         See Note
      -----------                       -------                         --------

         3.1             Charter of the Registrant, as amended               (4)

         3.2             By-Laws of the Registrant, as amended               (2)

         4.1             Indenture dated as of June 12, 1986
                           between Alex. Brown Incorporated
                           and Bankers Trust Company, Trustee,
                           relating to the Company's 5 3/4%
                           convertible Subordinated Debentures
                           due 2001                                          (2)

         4.2             Indenture dated as of July 10, 1995
                           between Alex. Brown Incorporated
                           and The Chase Manhattan Bank,
                           Trustee, relating to the Company's
                           7 5/7% Senior Notes due 2005                     (11)

         4.3             Agreement to furnish Loan Agreements                __

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
                           Purchase Plan

         11.             Statement of Computation of
                           per share earnings                                __

         12.             Statement of Computation of
                         Consolidated Ratio of Earnings
                         to Fixed Charges                                    __

         13.             Pages 30 through 51 and 55 of
                           the Registrant's Annual Report
                           to Stockholders for the year
                           ended December 31, 1996                          (12)

         21.             Subsidiaries of the Registrant                      (2)

         23.             Consent of KPMG Peat Marwick                        __

         27.             Financial Data Schedule                             __

* Connotes a management contract or compensatory plan or other arrangement in which a director or executive officer of the Registrant participates.


                   -----------------------------------------



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

(12) Incorporated by reference to the corresponding Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.