Form 10-Q
period 1997-03-31
BROWN ALEX INC
filed 1997-05-09
CIK 787977

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

                        Commission file number 0-14199

                           ALEX. BROWN INCORPORATED
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

          Maryland                                 52-1434118
________________________________________________________________________________
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                       One South Street, Baltimore, MD
                                    21202
________________________________________________________________________________
                   (Address of principal executive offices)
                                  (Zip code)

                                (410) 727-1700
________________________________________________________________________________
             (Registrant's telephone number, including area code)
________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                     No
                ----                         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 par value                      24,945,328
--------------------------------------------------------------------------------
                    (Class)                        (Outstanding at May 2, 1997)

                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                                    INDEX

                                                                  Page
Part I - Financial Information

 Consolidated Statements of Earnings (Unaudited) for the three
      months ended March 31, 1997 and 1996                           1

 Consolidated Statements of Financial Condition as of
      March 31, 1997 (Unaudited) and December 31, 1996              2-3

 Consolidated Statements of Stockholders' Equity (Unaudited)
      for the three months ended March 31, 1997 and 1996             4

 Consolidated Statements of Cash Flows (Unaudited)
      for the three months ended March 31, 1997 and 1996             5

 Notes to Consolidated Financial Statements (Unaudited)             6-7

 Management's Discussion and Analysis of Results of
      Operations and Financial Condition                            8-10

Part II - Other Information                                          11

Signatures                                                           12

Exhibit -

 (11) Calculation of Earnings Per Share (Unaudited)                  13


                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Earnings
                   (in thousands, except per share amounts)
                                 (Unaudited)

                                         Three Months Ended March 31,
                                      ---------------------------------
                                          1997                  1996
                                      -----------           -----------
Revenues:
     Commissions                        $ 58,222              $ 52,005
     Investment banking                   74,871               101,838
     Principal transactions               31,994                52,508
     Interest and dividends               35,653                32,909
     Advisory and other                   32,779                31,580
                                      ----------            ----------
     Total revenues                      233,519               270,840
                                      ----------            ----------
Operating expenses:

     Compensation and benefits           122,434               145,575
     Communications                       10,704                 8,642
     Occupancy and equipment               9,144                 8,763
     Interest                             12,308                12,185
     Floor brokerage, exchange
        and clearing fees                  5,829                 4,943
     Other operating expenses             21,597                23,466
                                      ----------            ----------
     Total operating expenses            182,016               203,574
                                     -----------            ----------
Earnings before income taxes              51,503                67,266
Income taxes                              20,344                26,570
                                      ----------            ----------
Net earnings                            $ 31,159              $ 40,696
                                      ==========            ==========
Earnings per share:
    Primary                             $   1.23              $   1.67
                                      ==========            ==========
    Fully diluted                       $   1.10              $   1.48
                                      ==========            ==========
Weighted average number of shares outstanding:

     Primary                              25,294                24,316
                                      ==========            ==========
     Fully diluted                        29,079                28,009
                                      ==========            ==========
Cash dividends declared per share       $   0.17              $  0.133
                                      ==========            ==========

See accompanying notes to consolidated financial statements.


                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                                (in thousands)

                                    ASSETS

                                                 March 31,        December 31,
                                                   1997              1996
                                               -------------      ------------
                                                (Unaudited)

Cash and cash equivalents                       $    71,689        $   109,800

Receivables:
     Customers                                    1,501,801          1,487,041
     Brokers, dealers and clearing organizations    339,638            368,099
     Current state and federal income taxes           4,139             17,429
     Other                                           53,360             59,097

Firm trading securities (Note 2)                    231,783            210,412

Securities purchased under agreements to resell      42,920             15,510

Deferred income taxes                                50,194             46,433

Memberships in exchanges, at cost
     (market $3,836 and $3,597)                         323                323

Office equipment and leasehold improvements,
     at cost less accumulated depreciation and
     amortization of $47,589 and $44,580             56,795             48,079

Investment securities (Note 5)                       57,742             56,889

Loans to employees to purchase convertible
     subordinated debentures (Note 6)                60,657             54,454

Other assets                                         81,901             69,009
                                                 ----------         ----------
                                                 $2,552,942         $2,542,575
                                                 ==========         ==========

                                 (continued)

                  ALEX. BROWN INCORPORATED AND SUBSIDIARIES
          Consolidated Statements of Financial Condition (continued)
                                (in thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  March 31,       December 31,
                                                    1997              1996
                                                 -----------      ------------
                                                 (Unaudited)

Bank loans                                       $    110,700     $     29,900

Payables:
     Cash management facility                          61,864           83,733
     Customers, including free credit balances        560,202          676,734
     Brokers, dealers and clearing organizations      653,320          495,947
     Current federal and state income taxes             4,223            1,840
     Other                                            196,209          378,981

Securities sold, not yet purchased (Note 2)            70,133           48,223

7 5/8% Senior notes                                   109,490          109,475

5 3/4% Convertible subordinated debentures             11,797           11,797

Employee convertible subordinated debentures (Note 6)  72,611           62,043

Commitments and contingencies (Note 7)
Stockholders' equity (Note 6):
     Common stock of $.10 par value
         Authorized 50,000,000 shares
         Issued and outstanding 24,920,106 shares in 1997
              and 24,030,822 shares in 1996             2,492            2,403
     Additional paid-in capital                       156,371          125,882
     Loans to employees to purchase common stock       (9,392)         (10,320)
     Retained earnings                                552,922          525,937
                                                   ----------       ----------
         Total stockholders' equity                   702,393          643,902
                                                   ----------       ----------
                                                   $2,552,942       $2,542,575
                                                   ==========       ==========

See accompanying notes to consolidated financial statements.


                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                (in thousands)
                                  (Unaudited)

                                                     Loans To
                                                     Employees           Total
                                        Additional To Purchase           Stock-
                                 Common  Paid-in     Common   Retained  holders'
                                 Stock   Capital      Stock   Earnings   Equity
                                 -----   -------      -----   --------   ------
Three months ended March 31, 1997

 Balance at December 31, 1996    $2,403 $125,882   $(10,320) $525,937  $643,902
 Net earnings                        -       -          -      31,159    31,159
 Issuance of 665,889 shares of
   common stock                      66   19,627        -         -      19,693
 Payments on employee loans          -       -          520       -         520
 Repurchase and retirement of
   4,866 shares of common stock      -      (201)       -         -        (201)
 Compensation payable
   in common stock                   23   11,063        -         -      11,086
 Loan forgiveness                    -       -          408       -         408
 Dividends paid                      -       -          -      (4,174)   (4,174)
                                ------- --------   --------- --------- --------
 Balance at March 31, 1997       $2,492 $156,371   $ (9,392) $552,922  $702,393
                                ======= ========   ========= ========= ========

Three months ended March 31, 1996

 Balance at December 31, 1995    $2,330 $113,234   $(12,470) $386,193  $489,287
 Net earnings                        -       -          -      40,696    40,696
 Issuance of 563,712 shares of
   common stock                      56    9,987        -         -      10,043
 Payments on employee loans          -       -        1,769       -       1,769
 Repurchase and retirement of
   2,901 shares of common stock      -       (79)       -         -         (79)
 Compensation payable
   in common stock                   26    7,061        -         -       7,087
 Loan forgiveness                    -       -           52       -          52
 Dividends paid                      -       -          -      (3,175)   (3,175)
                                ------- --------   --------- --------- ---------
Balance at March 31, 1996        $2,412 $130,203   $(10,649) $423,714  $545,680
                                ======= ========   ========= ========= =========

See accompanying notes to consolidated financial statements.


                    ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1997           1996
                                                     -----------    ------------
Cash flows from operating activities:
  Net earnings                                           $ 31,159     $ 40,696
  Reconciliation of net earnings to net cash
    used for operating activities:
    Depreciation and amortization                           2,675        3,166
    Non-cash compensation awards                           16,882       10,037
    Gain on investment securities                            (703)      (5,405)
    Other                                                    (280)         (66)
    (Increase) decrease in assets:
      Receivables                                          32,728     (142,953)
      Firm trading securities                             (21,371)     (56,584)
      Deferred income taxes                                (3,761)      (1,557)
      Securities purchased under agreements to resell     (27,410)       6,615
      Other assets                                        (13,223)     (22,515)
    Increase in liabilities:
      Payables                                           (139,548)      37,811
      Securities sold, not yet purchased                   21,910       (5,066)
                                                        ----------    ---------
Net cash used for operating activities                   (100,942)    (135,821)
                                                         ---------    ---------
Cash flows from financing activities:
  Net proceeds (payments):
    Short-term loans                                       82,000       73,000
    Securities sold under repurchase agreements                 0       (2,460)
    Cash management facility                              (21,869)      13,339
  Payments on term loans                                   (1,200)      (1,996)
  Issuance of common stock                                 19,486       10,501
  Repurchase of common stock                                 (201)         (79)
  Dividends paid to stockholders                           (4,174)      (3,175)
                                                         ---------     --------
Net cash provided by financing activities                  74,042       89,130
                                                         ---------     --------
Cash flows from investing activities:
  Purchase of office equipment and leasehold improvements (11,061)      (1,590)
  Purchase of investment securities                        (5,705)      (6,247)
  Sale of investment securities                             5,555       10,583
                                                         ---------    ---------
Net cash provided by (used for) investing activities      (11,211)       2,746
                                                         ---------    ---------
Net decrease in cash and cash equivalents                 (38,111)     (43,945)
Cash and cash equivalents at beginning of period          109,800       62,103
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 71,689     $ 18,158
                                                         =========    =========

See accompanying notes to consolidated financial statements.


                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)


(1) The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary to fairly reflect Alex. Brown Incorporated's (the "Company") financial position and results of operations, consisting of normal recurring adjustments, have been included. Certain revenue and expense items in 1996 have been reclassified to conform presentation.

(2) Firm trading securities and securities sold, not yet purchased consisted of the following (in thousands):

                                             Long                   Short
                                     03/31/97    12/31/96   03/31/97    12/31/96
                                     --------    --------   --------    --------
    United States government
        and agencies                 $ 10,645    $  6,440   $42,130     $16,126
    Mortgage-backed                    15,408      30,913       -           -
    States and municipalities         117,075      97,306       389         379
    Corporate debt                     41,290      22,810     9,835       7,310
    Equities and convertible debt      47,365      52,943    17,778      24,408
                                     --------    --------   -------     -------
                                     $231,783    $210,412   $70,133     $48,223
                                     ========    ========   =======     =======

(3) In April, 1997, the Company declared a $0.17 per share quarterly cash dividend payable May 14, 1997 to stockholders of record on May 2, 1997.

(4) On April 6, 1997 Bankers Trust New York Corporation and Alex. Brown Incorporated announced that they signed a definitive agreement to merge. Under terms of the agreement approved unanimously by both boards of directors, each Alex. Brown common share will be exchanged for 0.83 shares of Bankers Trust common stock. The merger, which is expected to be completed by the fourth quarter of 1997, is subject to customary closing conditions, including certain regulatory approvals and shareholder approvals. The transaction is expected to be tax-free to shareholders and accounted for on a pooling-of-interests basis.

(5) Investment securities at March 31, 1997 and December 31, 1996 included $28.6 million and $24.5 million, respectively, of merchant banking investments.

(6) Convertible subordinated debentures issued to certain employees pursuant to the 1991 Equity Incentive Plan are convertible into the Company's Common Stock. The Company made loans to employees to fund the purchases of the debentures. During the first three months of 1997, employees converted
    $0.7 million convertible subordinated debentures, which were issued in prior years, into 82,190 shares of the Company's common stock.


                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued
                                 March 31, 1997
                                   (Unaudited)


(7) COMMITMENTS AND CONTINGENCIES

    Letters of Credit
    At March 31, 1997, the Company's principal subsidiary, Alex. Brown & Sons Incorporated, was contingently liable for up to $53.5 million under unsecured letters of credit used to satisfy required margin deposits at five securities clearing corporations.

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

(8) Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share was issued in February 1997 and, effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the consolidated statement of earnings and requires the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application is not permitted, but disclosure of pro forma EPS amounts computed using the standards established by SFAS No. 128 is permitted in the notes to financial statements for periods ending prior to the effective date. Pro forma EPS for the three month periods ended March 31, 1997 and 1996 are as follows:

                               March 31,                March 31,
                                 1997                     1996
                               ---------                ---------
                Basic            $1.27                    $1.71
                Diluted          $1.10                    $1.48

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

                           RESULTS OF OPERATIONS
             First Quarter 1997 Compared to First Quarter 1996

Revenues totaled $233.5 million, a 14% decrease as compared to $270.8 million in the first quarter of 1996. Commission revenues increased 12% to $58.2 million for the first quarter, primarily as a result of an increase in institutional and private client commission revenues. Investment banking revenues decreased 26% to $74.9 million, due to a 51% decrease in merger and advisory revenues to $14.9 million and a 21% decline in corporate underwriting revenues. Principal transaction revenues decreased 39% to $32.0 million, primarily due to decreases in equity trading. Interest and dividend revenues increased 8% to $35.7 million, primarily as a result of interest earned on higher margin loan balances. Advisory and other revenues increased 4% to $32.8 million. This increase was primarily attributable to a 36% increase in advisory revenues to $22.8 million. Partially offsetting this increase were lower gains from investments which totaled $0.7 million in the first quarter as compared to $5.4 million in the first quarter of the prior year and a 7% reduction in fees from correspondent services to $6.8 million. Assets under management totaled approximately $12.8 billion at March 31, 1997.

Expenses totaled $182.0 million, an 11% decrease as compared to $203.6 million in the first quarter of 1996. Compensation and benefits decreased 16% to $122.4 million from $145.6 million, as a result of decreased incentive expense. Communications expense increased 24% to $10.7 million due to higher costs for quote services and an increase in communications expense associated with the Baltimore headquarters relocation completed during the quarter. Occupancy and equipment expenses increased 4% to $9.1 million primarily as a result of
additional space with the new Baltimore headquarters.   Interest expense
increased 1% to $12.3 million from $12.2 million primarily due to the cost of financing increased margin loan balances. Floor brokerage, exchange and clearing fees increased 18% to $5.8 million, primarily due to costs associated with the increase in shares traded on the New York Stock Exchange. Other operating expenses decreased 8% to $21.6 million due to a reduction of expenses associated with the reduced level of business activity.

The Company's effective tax rate for the quarter was 39.5%, unchanged from the first quarter of 1996.

As a result of the above, net earnings decreased 23% to $31.2 million from $40.7 million in the first quarter of 1996. Primary and fully diluted earnings per share were $1.23 and $1.10, respectively, as compared to $1.67 and $1.48 for the same period in the prior year.

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

High yield securities, also referred to as "junk" bonds, are non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB-and by Moody's Investors Service as lower than Baa3. The market for high yield securities can be extremely volatile and many experienced significant declines in the past several years. At March 31, 1997, in its high yield operations, Alex. Brown had $14.6 million of long inventory and $1.2 million of short inventory as compared to $9.4 million of long inventory and $6.5 million of short inventory at year-end 1996.

As of March 31, 1997, the carrying value of the Company's merchant banking investments was $28.6 million, compared to $24.5 million at year-end 1996. There was a net loss related to merchant banking investments of $0.7 million for the first three months of 1997. It is anticipated that merchant banking investments will generally have a holding period of three years or more and will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business. These loans may be secured or unsecured and are funded through general working capital sources. At March 31, 1997, $3.0 million of such loans were outstanding.

The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned, repurchase agreements and bank loans, as well as through the issuance of debt and equity securities.

The Company borrows from banks on a short-term basis both on an unsecured basis and under arrangements pursuant to which the amount of funds available is based on the value of the securities owned by the Company and customers' margin securities pledged as collateral. In addition, the Company has borrowed on a long-term basis from banks on both an unsecured basis and with fixed assets pledged as collateral ("term loans"). The Company historically has been able to obtain necessary bank borrowings and believes that it will continue to be able to do so in the future. The Company and Alex. Brown have $450 million of unused committed lines of credit under revolving credit agreements (the "Credit Facilities") with various banks. The Credit Facilities expire between February 1998 and February 2000. The Credit Facilities and term loans contain various restrictive financial covenants, the most significant of which require the maintenance of minimum levels of net worth by both the Company and Alex. Brown and minimum levels of net capital by Alex. Brown. There were no outstanding borrowings under the Credit Facilities at March 31, 1997. The Company and Alex. Brown were in compliance with all restrictive covenants contained in the Credit Facilities and term loans at March 31, 1997.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The Company's ability to withdraw capital from Alex. Brown may be limited by the rule. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At March 31, 1997, Alex. Brown had aggregate net capital of $427.4 million, which exceeded its minimum net capital requirement by $395.7 million.


During the first three months of 1997, the Company repurchased a total of 4,866 shares of its Common Stock at a cost of $0.2 million. As of March 31, 1997, the Company had a remaining repurchase authorization of approximately 1.5 million shares. The Company anticipates that, subject to market conditions, it will make additional repurchases in the future.

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


Item 4 - Submission of Matters to a Vote of Security Holders

  None.


Item 6 - Exhibits and Reports on Form 8-K

  (a)     Exhibits
       (11) Statement re:  Calculation of Earnings Per Share

  (b) A Form 8-K was filed on April 7, 1997 to report announcement of the signing of a definitive agreement to merge Bankers Trust New York Corporation and Alex. Brown Incorporated. Included as part of that filing was an exhibit of the April 6, 1997 press release announcing the merger.


                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ALEX. BROWN INCORPORATED
                                 (Registrant)



Date:  May 9, 1997                             A. B. KRONGARD
                                          ------------------------------------
                                          A. B. Krongard
                                          Chairman and Chief Executive Officer



Date:  May 9, 1997                             BEVERLY L. WRIGHT
                                          ------------------------------------
                                          Beverly L. Wright
                                          Principal Financial Officer


                                                              Exhibit 11


                   ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                       Calculation of Earnings Per Share
                    (in thousands, except per share amounts)
                                  (Unaudited)
                                        Three Months Ended   Three Months Ended
                                          March 31, 1997       March 31, 1996
                                        ------------------   ------------------
                                                   Fully                Fully
                                        Primary   Diluted    Primary   Diluted
                                        -------   -------    -------   -------
Weighted average shares outstanding:
    Common stock                         24,608    24,608     23,759    23,759
    Stock options                           686       690        557       640
    Convertible subordinated debentures     -       3,781        -       3,610
                                        -------   -------    -------   -------
                                         25,294    29,079     24,316    28,009
                                        =======   =======    =======   =======

Net earnings for calculating earnings per share:
    Net earnings                        $31,159   $31,159    $40,696   $40,696
    Interest expense on convertible
       subordinated debentures, net of tax  -         747        -         626
                                        -------   -------    -------   -------
                                        $31,159   $31,906    $40,696   $41,322
                                        =======   =======    =======   =======
Earnings per share                      $  1.23   $  1.10    $  1.67   $  1.48
                                        =======   =======    =======   =======
