Form 10-Q
period 1997-06-30
BROWN ALEX INC
filed 1997-08-08
CIK 787977

                            UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997

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

          Yes     X                     No
                -----                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 par value             25,456,450
--------------------------------------------------------------------------------
               (Class)                    (Outstanding at August 1, 1997)

                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                                  INDEX

                                                                    Page
Part I - Financial Information

     Consolidated Statements of Earnings (Unaudited) for the
     three months and six months ended June 30, 1997 and 1996        1

     Consolidated Statements of Financial Condition as of
      June 30, 1997 (Unaudited) and December 31, 1996               2-3

     Consolidated Statements of Stockholders' Equity (Unaudited)
      for the six months ended June 30, 1997 and 1996                4

     Consolidated Statements of Cash Flows (Unaudited)
      for the six months ended June 30, 1997 and 1996                5

     Notes to Consolidated Financial Statements (Unaudited)         6-7

     Management's Discussion and Analysis of Results of
      Operations and Financial Condition                           8-11

Part II - Other Information                                         12

Signatures                                                          13

Exhibit -

     (11) Calculation of Earnings Per Share (Unaudited)             14


                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                   Consolidated Statements of Earnings
                 (in thousands, except per share amounts)
                               (Unaudited)
                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                        1997      1996       1997        1996
                                      --------  --------   --------    --------
Revenues:
     Commissions                      $ 56,979  $ 54,352   $115,201    $106,357
     Investment banking                 95,495   133,662    170,366     235,501
     Principal transactions             33,291    49,243     65,285     101,751
     Interest and dividends             36,439    36,228     72,092      69,137
     Advisory and other                 38,959    36,750     71,738      68,330
                                      --------  --------   --------    --------
     Total revenues                    261,163   310,235    494,682     581,076
                                      --------  --------   --------    --------
Operating expenses:

     Compensation and benefits         137,904   162,754    260,338     308,328
     Communications                     12,073     9,810     22,777      18,452
     Occupancy and equipment            11,659     9,263     20,803      18,026
     Interest                           12,174    13,075     24,482      25,261
     Floor brokerage, exchange
        and clearing fees                6,462     5,460     12,291      10,403
     Other operating expenses (Note 6)  28,539    26,491     50,136      49,958
                                      --------  --------   --------   ---------
     Total operating expenses          208,811   226,853    390,827     430,428
                                      --------  --------   --------   ---------
Earnings before income taxes            52,352    83,382    103,855     150,648
Income taxes                            20,679    33,541     41,023      60,111
                                      --------  --------   --------   ---------
Net earnings                          $ 31,673  $ 49,841   $ 62,832   $  90,537
                                      ========  ========   ========   =========
Earnings per share:

    Primary                           $   1.23  $   2.01   $   2.46   $    3.69
                                      ========  ========   ========   =========
    Fully diluted                     $   1.09  $   1.77   $   2.19   $    3.25
                                      ========  ========   ========   =========
Weighted average number of
    shares outstanding:
    Primary                             25,749    24,783     25,523      24,549
                                      ========  ========   ========   =========
    Fully diluted                       29,503    28,483     29,396      28,285
                                      ========  ========   ========   =========
Cash dividends declared per share     $   0.17  $  0.167   $   0.34   $    0.30
                                      ========  ========   ========   =========

See accompanying notes to consolidated financial statements.


                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
              Consolidated Statements of Financial Condition
                              (in thousands)

                                  ASSETS

                                                   June 30,     December 31,
                                                     1997           1996
                                                  ----------     ----------
                                                  (Unaudited)

Cash and cash equivalents                         $   26,357     $  109,800

Receivables:
     Customers                                     1,502,942      1,487,041
     Brokers, dealers and clearing organizations     565,266        368,099
     Current state and federal income taxes            2,979         17,429
     Other                                            66,582         59,097

Firm trading securities (Note 2)                     119,124        210,412

Securities purchased under agreements to resell        3,941         15,510

Deferred income taxes                                 53,094         46,433

Memberships in exchanges, at cost
     (market $3,939 and $3,597)                          323            323

Office equipment and leasehold improvements,
     at cost less accumulated depreciation and
     amortization of $48,385 and $44,580              59,839         48,079

Investment securities (Note 4)                        61,485         56,889

Loans to employees to purchase convertible
     subordinated debentures (Note 5)                 60,657         54,454

Other assets                                          92,696         69,009
                                                  ----------     ----------
                                                  $2,615,285     $2,542,575
                                                  ==========     ==========

                               (continued)

                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
        Consolidated Statements of Financial Condition (continued)
                              (in thousands)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30,     December 31,
                                                     1997           1996
                                                  ----------     ----------
                                                  (Unaudited)
Bank loans                                        $  143,100     $   29,900

Payables:
     Cash management facility                         74,139         83,733
     Customers, including free credit balances       666,555        676,734
     Brokers, dealers and clearing organizations     487,387        495,947
     Current state income taxes                        2,852          1,840
     Other                                           276,787        378,981

Securities sold, not yet purchased (Note 2)           38,019         48,223

7 5/8% Senior notes                                  109,505        109,475

5 3/4% Convertible subordinated debentures             3,889         11,797

Employee convertible subordinated debentures (Note 5) 72,601         62,043

Commitments and contingencies (Note 8)
Stockholders' equity (Note 5):
     Common stock of $.10 par value
       Authorized 50,000,000 shares
       Issued and outstanding 25,434,822 shares in 1997
       and 24,030,822 shares in 1996                  2,543           2,403
     Additional paid-in capital                     166,474         125,882
     Loans to employees to purchase common stock     (8,921)        (10,320)
     Retained earnings                              580,355         525,937
                                                 ----------      ----------
         Total stockholders' equity                 740,451         643,902
                                                 ----------      ----------
                                                 $2,615,285      $2,542,575
                                                 ==========      ==========

See accompanying notes to consolidated financial statements.


                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
             Consolidated Statements of Stockholders' Equity
                              (in thousands)
                               (Unaudited)

                                                   Loans To
                                                   Employees            Total
                                       Additional To Purchase           Stock-
                                Common   Paid-in    Common   Retained  holders'
                                 Stock   Capital     Stock   Earnings   Equity
                                 ------  --------  --------  --------  -------
Six months ended June 30, 1997

  Balance at December 31, 1996   $2,403  $125,882  $(10,320) $525,937  $643,902
  Net earnings                      -         -         -      62,832    62,832
  Issuance of 1,196,395 shares of
    common stock                    120    30,712       -         -      30,832
  Payments on employee loans        -         -         991       -         991
  Repurchase and retirement of
     58,383 shares of common stock   (6)   (3,582)      -         -      (3,588)
  Compensation payable
     in common stock                 26    13,462       -         -      13,488
  Loan forgiveness                  -         -         408       -         408
  Dividends paid                    -         -         -      (8,414)   (8,414)
                                 ------  --------  --------  --------  --------
  Balance at June 30, 1997       $2,543  $166,474  $ (8,921) $580,355  $740,451
                                 ======  ========  ========  ========  ========

Six months ended June 30, 1996

  Balance at December 31, 1995   $2,330  $113,234  $(12,470) $386,193  $489,287
  Net earnings                      -         -         -      90,537    90,537
  Issuance of 748,180 shares of
     common stock                    75    13,903       -         -      13,978
  Payments on employee loans        -         -       1,879       -       1,879
  Repurchase and retirement of
     22,879 shares of common stock   (2)     (715)      -         -        (717)
  Compensation payable
     in common stock                 27     7,257       -         -       7,284
  Loan forgiveness                  -         -          52       -          52
  Dividends paid                    -         -         -      (6,401)   (6,401)
                                 ------  --------  --------  --------  --------
  Balance at June 30, 1996       $2,430  $133,679  $(10,539) $470,329  $595,899
                                 ======  ========  ========  ========  ========

See accompanying notes to consolidated financial statements.


                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                              (in thousands)
                               (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           1997         1996
                                                         --------     --------
Cash flows from operating activities:
  Net earnings                                            $ 62,832    $ 90,537
  Reconciliation of net earnings to net cash
   used for operating activities:
    Depreciation and amortization                            6,721       6,257
    Non-cash compensation awards                            19,405      10,343
    Gain on investment securities                           (4,721)    (13,877)
    Other                                                     (252)        (83)
    (Increase) decrease in assets:
      Receivables                                         (206,103)   (299,448)
      Firm trading securities                               91,288     (99,530)
      Deferred income taxes                                 (6,661)     (3,207)
      Securities purchased under agreements to resell       11,569       5,693
      Other assets                                         (24,263)    (29,017)
    Increase (decrease) in liabilities:
      Payables                                            (119,921)    177,810
      Securities sold, not yet purchased                   (10,204)     11,813
                                                         ---------   ---------
Net cash used for operating activities                    (180,310)   (142,709)
                                                         ---------   ---------
Cash flows from financing activities:
  Net proceeds (payments):
    Short-term loans                                      115,000       89,000
    Securities sold under repurchase agreements                 0       (2,460)
    Cash management facility                               (9,594)      10,473
  Payments on term loans                                   (1,800)      (2,642)
  Issuance of common stock                                 23,043       13,846
  Repurchase of common stock                               (3,588)        (717)
  Dividends paid to stockholders                           (8,414)      (6,401)
                                                         --------    ---------
Net cash provided by financing activities                 114,647      101,099
                                                         --------    ---------
Cash flows from investing activities:
  Purchase of office equipment and leasehold improvements (17,905)      (3,224)
  Purchase of investment securities                       (17,929)     (10,614)
  Sale of investment securities                            18,054       20,315
                                                        ---------    ---------
Net cash provided by (used for) investing activities      (17,780)       6,477
                                                        ---------    ---------
Net decrease in cash and cash equivalents                 (83,443)     (35,133)
Cash and cash equivalents at beginning of period          109,800       62,103
                                                        ---------    ---------
Cash and cash equivalents at end of period              $  26,357    $  26,970
                                                        =========    =========

See accompanying notes to consolidated financial statements.


                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                              June 30, 1997
                                (Unaudited)

(1) The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary to fairly reflect Alex. Brown Incorporated's (the "Company") financial position and results of operations, consisting of normal recurring adjustments, have been included. Certain revenue items in 1996 have been reclassified to conform to the current year presentation.

(2) Firm trading securities and securities sold, not yet purchased consisted of the following (in thousands):

                                        Long                     Short
                                 06/30/97   12/31/96      06/30/97    12/31/96
                                 --------   --------      --------    --------
 United States government
   and agencies                  $ 13,322   $  6,440      $  9,006     $16,126
 Mortgage-backed                      726     30,913           -           -
 States and municipalities         54,587     97,306           318         379
 Corporate debt                     2,518     22,810           202       7,310
 Equities and convertible debt     47,971     52,943        28,493      24,408
                                 --------   --------       -------     -------
                                 $119,124   $210,412       $38,019     $48,223
                                 ========   ========       =======     =======

(3) On July 22, 1997, the Company declared a $0.17 per share quarterly cash dividend payable August 12, 1997 to stockholders of record on August 1, 1997.

(4) Investment securities at June 30, 1997 and December 31, 1996 included $28.7 million and $24.5 million, respectively, of merchant banking investments.

(5) Convertible subordinated debentures issued to certain employees pursuant to the 1991 Equity Incentive Plan are convertible into the Company's Common Stock. The Company made loans to employees to fund the purchases of the debentures. During the first six months of 1997, employees converted
    $0.7 million convertible subordinated debentures, which were issued in prior years, into 84,037 shares of the Company's common stock.

(6) On May 5, 1997, Alex. Brown announced the reorganization of its fixed income operations. Included in other expenses for the three months and six months ended June 30, 1997 is a charge of $7.7 million relating to severance costs incurred in connection with the reorganization.

(7) On April 6, 1997, Bankers Trust New York Corporation and Alex. Brown Incorporated announced the signing of a definitive agreement to merge. Under terms of the agreement approved unanimously by both boards of directors, each Alex. Brown common share will be exchanged for 0.83 shares of Bankers Trust common stock. The merger, which is expected to be completed by the fourth quarter of 1997, is subject to customary closing conditions, including certain regulatory and shareholder approvals. The transaction is expected to be tax-free to shareholders and accounted for on a pooling-of-interests basis. A Special Meeting of Stockholders of Alex. Brown Incorporated is scheduled to be held at the Company's headquarters in Baltimore, Maryland on Wednesday, August 13, 1997 at 4:30 p.m. for stockholders of record on the close of business on July 2, 1997. This meeting is to consider a proposal to approve and adopt the agreement and plan of merger by and between Alex. Brown Incorporated, Bankers Trust
    New York Corporation and its wholly-owned subsidiary, Voyager Merger Corporation.



                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
          Notes to Consolidated Financial Statements, Continued
                              June 30, 1997
                                (Unaudited)


(8) COMMITMENTS AND CONTINGENCIES

    Letters of Credit
    At June 30, 1997, the Company's principal subsidiary, Alex. Brown & Sons Incorporated, was contingently liable for up to $69.5 million under unsecured letters of credit used to satisfy required margin deposits at five securities clearing corporations.

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

(9) Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, was issued in February 1997 and, effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the consolidated statement of earnings and requires the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application is not permitted, but disclosure of pro forma EPS amounts computed using the standards established by SFAS No. 128 is permitted in the notes to financial statements for periods ending prior to the effective date. Pro forma EPS for the three and six month periods ended June 30, 1997 and 1996 are as follows:

                        Three Months Ended               Six Months Ended
                             June 30,                         June 30,
                        1997         1996                1997        1996
                       -----         -----              -----       -----
         Basic         $1.27         $2.06              $2.53       $3.77
         Diluted       $1.10         $1.78              $2.20       $3.26

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

                          RESULTS OF OPERATIONS
           Second Quarter 1997 Compared to Second Quarter 1996

Revenues totaled $261.2 million, a 16% decrease as compared to $310.2 million in the second quarter of 1996. Commission revenues increased 5% to $57.0 million for the second quarter, primarily as a result of an increase in institutional listed and private client mutual funds commission revenues. Investment banking revenues decreased 29% to $95.5 million, due to a 50% decrease in corporate underwriting revenues. Partially offsetting this decline was a 66% increase in merger and advisory revenues to $38.8 million. Principal transaction revenues decreased 32% to $33.3 million, primarily due to decreases in equity trading. Interest and dividend revenues increased 1% to $36.4 million, primarily as a result of interest earned on higher margin loan balances. Advisory and other revenues increased 6% to $39.0 million. This increase was primarily attributable to a 39% increase in advisory revenues to $25.8 million. Partially offsetting this increase were lower gains from investments which totaled $4.0 million in the second quarter as compared to $8.5 million in the second quarter of the prior year and an 18% reduction in fees from correspondent services to $6.6 million. Assets under management totaled approximately $13.9 billion at June 30, 1997.

Expenses totaled $208.8 million, an 8% decrease as compared to $226.9 million in the second quarter of 1996. Compensation and benefits decreased 15% to $137.9 million from $162.8 million, as a result of decreased incentive and commission expenses. Communications expense increased 23% to $12.1 million due to higher costs for quote services and an increase in postage and printing costs. Occupancy and equipment expenses increased 26% to $11.7 million, primarily as a result of additional space occupied in connection with the relocation
to the new Baltimore headquarters.   Interest expense decreased 7%
to $12.2 million from $13.1 million primarily due to a decrease in overnight bank loans as financing needs decreased corresponding with a reduction in average inventory levels. Floor brokerage, exchange and clearing fees increased 18% to $6.5 million, primarily due to costs associated with the increase in shares traded on the New York Stock Exchange. Other operating expenses increased 8% to $28.5 million, primarily due to severance costs of $7.7 million related to the reorganization of our fixed income operations.

The Company's effective tax rate for the quarter was 39.5% compared to 40.2% for the second quarter of the prior year.


As a result of the above, net earnings decreased 36% to $31.7 million from $49.8 million in the second quarter of 1996. Primary and fully diluted earnings per share were $1.23 and $1.09, respectively, as compared to $2.01 and $1.77 for the same period in the prior year.

               Six Months 1997 Compared to Six Months 1996

Revenues totaled $494.7 million, a 15% decrease as compared to $581.1 million in the first six months of 1996. Commission revenues increased 8% to $115.2 million for the first six months of 1997, primarily as a result of an increase in institutional listed and private client mutual fund commission revenues. Investment banking revenues decreased 28% to $170.4 million, due to a 38% decrease in corporate underwriting revenues and merger and advisory fees were essentially unchanged from the prior period. Principal transaction revenues decreased 36% to $65.3 million, primarily due to decreases in equity trading. Interest and dividend revenues increased 4% to $72.1 million, primarily as a result of interest earned on higher margin loan balances. Advisory and other revenues increased 5% to $71.7 million. This increase was primarily attributable to a 38% increase in advisory revenues to $48.6 million. Partially offsetting this increase were lower gains from investments which totaled $4.7 million in the first six months as compared to $13.9 million in the first six months of the prior year, and a 13% reduction in fees from correspondent services to $13.4 million.

Expenses totaled $390.8 million, a 9% decrease as compared to $430.4 million in the first six months of 1996. Compensation and benefits decreased 16% to $260.3 million from $308.3 million, as a result of decreased incentive and commission expenses. Communications expense increased 23% to $22.8 million due to higher costs for quote services, an increase in communications expense associated with the Baltimore headquarters relocation and postage and printing costs. Occupancy and equipment expenses increased 15% to $20.8 million, primarily as a result of additional space occupied in connection with
the relocation  to the new Baltimore headquarters.   Interest expense
decreased 3% to $24.5 million from $25.3 million, primarily due to a decrease in overnight bank loans as financing needs decreased corresponding with a reduction in average inventory levels. Floor brokerage, exchange and clearing fees increased 18% to $12.3 million, primarily due to costs associated with the increase in shares traded on the New York Stock Exchange. Other operating expenses totaled $50.1 million for the first six months of 1997, including severance costs of $7.7 million related to the reorganization of our fixed income operations, reflecting less than a 1% increase from the prior year.

The Company's effective tax rate for the first six months was 39.5% compared to 39.9% for the first six months of 1996.

As a result of the above, net earnings decreased 31% to $62.8 million from $90.5 million in the first six months of 1996. Primary and fully diluted earnings per share were $2.46 and $2.19, respectively, as compared to $3.69 and $3.25 for the same period in the prior year.

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


High yield securities, also referred to as "junk" bonds, are non-investment grade debt securities which are rated by Standard & Poor's as lower than BBB- and by Moody's Investors Service as lower than Baa3. The market for high yield securities can be extremely volatile and many experienced significant declines in the past several years. At June 30, 1997, as a result of the reorganization of its fixed income business, Alex. Brown reduced its high yield long inventory to $0.1 million as compared to $9.4 million of long inventory and $6.5 million of short inventory at year-end 1996.

As of June 30, 1997, the carrying value of the Company's merchant banking investments was $28.7 million, compared to $24.5 million at year-end 1996. There was a net gain related to merchant banking investments of $1.9 million for the first six months of 1997. It is anticipated that merchant banking investments will generally have a holding period of three years or more and will be funded with existing sources of working capital. The Company has no outstanding bridge loans.

From time to time the Company makes subordinated loans to correspondents as part of its Correspondent Services business. These loans may be secured or unsecured and are funded through general working capital sources. At June 30, 1997, $3.0 million of such loans were outstanding.

The Company finances its business through a number of sources, consisting primarily of paid-in capital, funds generated from operations, free credit balances in customers' accounts, deposits received on securities loaned, repurchase agreements and bank loans, as well as through the issuance of debt and equity securities.

The Company borrows from banks on a short-term basis both on an unsecured basis and under arrangements pursuant to which the amount of funds available is based on the value of the securities owned by the Company and customers' margin securities pledged as collateral.
In addition, the Company has borrowed on a long-term basis from banks on an unsecured basis ("term loans"). The Company historically has been able to obtain necessary bank borrowings and believes that it will continue to be able to do so in the future. The Company and Alex.
Brown have $450 million of unused committed lines of credit under revolving credit agreements (the "Credit Facilities") with various banks. The Credit Facilities expire between August 1997 and
February 2000. The Credit Facilities and term loans contain various restrictive financial covenants, the most significant of which require the maintenance of minimum levels of net worth by both the Company and Alex. Brown and minimum levels of net capital by Alex. Brown. There were no borrowings under the Credit Facilities at June 30, 1997. The Company and Alex. Brown were in compliance with all restrictive covenants contained in the Credit Facilities and term loans at June 30, 1997.

Alex. Brown is required to comply with the net capital rule of the Securities and Exchange Commission. The Company's ability to withdraw capital from Alex. Brown may be limited by the rule. Alex. Brown has consistently exceeded minimum net capital requirements under the rule. At June 30, 1997, Alex. Brown had aggregate net capital of $438.1 million, which exceeded its minimum net capital requirement by $402.8 million.

During the first six months of 1997, the Company repurchased a total of 58,383 shares of its Common Stock at a cost of $3.6 million. As of June 30, 1997, the Company had a remaining repurchase authorization of approximately 1.5 million shares.

Management of the Company believes that existing capital and credit facilities, when combined with funds generated from operations, will provide the Company with sufficient resources to meet its present and reasonably foreseeable cash and capital needs.


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

Part II - Other Information

Item 1 - Legal Proceedings

  None.

Item 4 - Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Stockholders of Alex. Brown Incorporated on
April 22, 1997, the following persons were elected as directors of the Company to hold office until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified:


         Name                        For              Withheld*
  -----------------               ----------          ---------
  Lee A. Ault III                 22,117,456             24,789
  Neil R. Austrian                20,533,612          1,608,633
  Thomas C. Barry                 22,118,806             23,439
  Kenneth D. Brody                22,106,636             35,609
  Benjamin H. Griswold IV         22,081,419             60,826
  A. B. Krongard                  22,112,076             30,169
  Frank E. Richardson             22,118,716             23,529
  Mayo A. Shattuck III            22,112,391             29,854
  John J. F. Sherrerd             20,531,126          1,611,119

  * Including abstentions and broker non-votes

  The stockholders voted in favor of the proposal to amend the Alex. Brown Incorporated 1988 Employee Stock Purchase Plan.

                              For        Against     Abstain    Non-Vote
                          ----------    --------     -------   ---------
  Approval to amend the
  Alex. Brown Incorporated
  1988 Employee Stock
  Purchase Plan           17,789,914     614,509     38,139    6,405,781


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



                         ALEX. BROWN INCORPORATED
                               (Registrant)


Date:   August 8, 1997                         A. B. KRONGARD
                                           ------------------------------------
                                           A. B. Krongard
                                           Chairman and Chief Executive Officer



Date:   August 8, 1997                         BEVERLY L. WRIGHT
                                           ------------------------------------
                                           Beverly L. Wright
                                           Principal Financial Officer


                                                                 Exhibit 11

                ALEX. BROWN INCORPORATED AND SUBSIDIARIES
                    Calculation of Earnings Per Share
                 (in thousands, except per share amounts)
                               (Unaudited)

                                          Three Months Ended  Three Months Ended
                                            June 30, 1997        June 30, 1996
                                          ------------------   -----------------
                                                      Fully               Fully
                                          Primary    Diluted   Primary   Diluted
                                          -------   --------   -------   -------
Weighted average shares outstanding:
    Common stock                           25,001     25,001    24,219    24,219
    Stock options                             748        814       564       625
    Convertible subordinated debentures       -        3,688       -       3,639
                                          -------    -------   -------   -------
                                           25,749     29,503    24,783    28,483
                                          =======    =======   =======   =======

Net earnings for calculating earnings per share:
    Net earnings                          $31,673    $31,673   $49,841   $49,841
    Interest expense on convertible
      subordinated debentures, net of tax     -          766       -         658
                                          -------    -------   -------   -------
                                          $31,673    $32,439   $49,841   $50,499
                                          =======    =======   =======   =======
Earnings per share                        $  1.23    $  1.09   $  2.01   $  1.77
                                          =======    =======   =======   =======

                                          Six Months Ended      Six Months Ended
                                           June 30, 1997          June 30, 1996
                                         ------------------    -----------------
                                                    Fully                 Fully
                                         Primary   Diluted     Primary   Diluted
                                         -------   --------    -------   -------
Weighted average shares outstanding:
    Common stock                          24,805     24,805     23,989    23,989
    Stock options                            718        856        560       672
    Convertible subordinated debentures      -        3,735        -       3,624
                                         -------    -------    -------   -------
                                          25,523     29,396     24,549    28,285
                                         =======    =======    =======   =======

Net earnings for calculating earnings per share:
    Net earnings                         $62,832    $62,832    $90,537   $90,537
    Interest expense on convertible
      subordinated debentures, net of tax    -        1,530        -       1,284
                                         -------    -------    -------   -------
                                         $62,832    $64,362    $90,537   $91,821
                                         =======    =======    =======   =======
Earnings per share                       $  2.46    $  2.19    $  3.69   $  3.25
                                         =======    =======    =======   =======
